Form 10-Q
period 2001-09-30
CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP; CHARTER COMMUNICATIONS HOLDINGS LLC
filed 2001-11-14
CIK 1085475, 1085476

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001.

     OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to ______.

                        Commission File Number: 333-77499

                      CHARTER COMMUNICATIONS HOLDINGS, LLC
              CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION *
              -----------------------------------------------------
          (Exact names of registrants as specified in their charters)

                     Delaware                                  43-1843179
                     --------                                  ----------
                     Delaware                                  43-1843177
                     --------                                  ----------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                   Identification No.)

              12405 Powerscourt Drive
                St. Louis, Missouri                              63131
        ---------------------------------                      ---------
     (Address of principal executive offices)                  (Zip Code)

                  (314) 965-0555
    ------------------------------------------
(Registrants' telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of November 14, 2001: 100

* Charter Communications Holdings Capital Corporation meets the conditions set forth in General Instruction I (1) (a) and (b) to Form 10-Q and is therefore filing with the reduced disclosure format.

                      CHARTER COMMUNICATIONS HOLDINGS, LLC

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                       PAGE
Part I.  Financial Information                                                                         ----
    Item 1.  Financial Statements -- Charter Communications Holdings, LLC and Subsidiaries               3

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      12

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 25

Part II.  Other Information

    Item 1.  Legal Proceedings                                                                          27

    Item 6.  Exhibits and Reports on Form 8-K                                                           27

Signatures                                                                                              29


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

   This Quarterly Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission and include, but are not limited to:

   -- our plans to achieve growth by offering new products and services;

   -- our anticipated capital expenditures for our planned upgrades and new equipment and facilities;

   -- our ability to fund capital expenditures and any future acquisitions;

   -- our beliefs regarding the effects of governmental regulation on our business;

   -- our ability to effectively compete in a highly competitive environment;

   -- our ability to obtain programming at reasonable prices; and

   -- general business and economic conditions, particularly in light of the uncertainty stemming from the recent terrorist activity in the United States and the armed conflict abroad.

   All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by these cautionary statements.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                2001               2000 *
                                                            ------------        ------------
                                                             (UNAUDITED)
   ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                               $     14,238        $    130,619
    Accounts receivable, less allowance for doubtful
       accounts of $24,273 and $12,421, respectively             252,847             217,605
    Receivables from related party                                    --              13,044
    Prepaid expenses and other                                    71,130              72,252
                                                            ------------        ------------

          Total current assets                                   338,215             433,520
                                                            ------------        ------------

 INVESTMENT IN CABLE PROPERTIES:
    Property, plant and equipment, net of accumulated
       depreciation of $1,725,698 and $1,056,565,
       respectively                                            6,558,196           5,230,483
    Franchises, net of accumulated amortization of
       $2,848,774 and $1,877,728, respectively                17,503,324          17,068,702
                                                            ------------        ------------

          Total investment in cable properties, net           24,061,520          22,299,185
                                                            ------------        ------------

 OTHER ASSETS                                                    266,860             249,472
                                                            ------------        ------------

                                                            $ 24,666,595        $ 22,982,177
                                                            ============        ============
              LIABILITIES AND MEMBER'S EQUITY

 CURRENT LIABILITIES:
    Accounts payable and accrued expenses                   $  1,201,633        $  1,358,479
    Payables to related party                                    173,923                  --
                                                            ------------        ------------

          Total current liabilities                            1,375,556           1,358,479
                                                            ------------        ------------

 LONG-TERM DEBT                                               14,272,239          12,310,455
                                                            ------------        ------------

 DEFERRED MANAGEMENT FEES - RELATED PARTY                         13,751              13,751
                                                            ------------        ------------

 OTHER LONG-TERM LIABILITIES                                     397,836             275,103
                                                            ------------        ------------

 MINORITY INTEREST                                               651,627             640,526
                                                            ------------        ------------

 MEMBER'S EQUITY:
    Member's equity                                            7,956,549           8,384,161
    Accumulated other comprehensive loss                            (963)               (298)
                                                            ------------        ------------

          Total member's equity                                7,955,586           8,383,863
                                                            ------------        ------------

                                                            $ 24,666,595        $ 22,982,177
                                                            ============        ============

                  The accompanying notes are an integral part of these consolidated financial statements.

------------

* Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------     --------------------------------
                                                     2001              2000              2001              2000
                                                  -----------       -----------       -----------       -----------
                                                           (UNAUDITED)                          (UNAUDITED)

REVENUES                                          $ 1,043,844       $   838,961       $ 2,846,117       $ 2,355,345
                                                  -----------       -----------       -----------       -----------

OPERATING EXPENSES:
   Operating, general and administrative              561,288           426,010         1,519,864         1,203,987
   Depreciation and amortization                      775,438           623,207         2,192,285         1,772,764
   Option compensation (income) expense               (62,487)            8,116           (51,599)           34,205
   Corporate expenses                                  15,014            14,055            42,728            41,570
                                                  -----------       -----------       -----------       -----------

                                                    1,289,253         1,071,388         3,703,278         3,052,526
                                                  -----------       -----------       -----------       -----------

       Loss from operations                          (245,409)         (232,427)         (857,161)         (697,181)

OTHER INCOME (EXPENSE):
   Interest expense                                  (323,240)         (283,221)         (931,974)         (780,111)
   Interest income                                        251               607             8,280             6,077
   Other, net                                         (84,312)           (2,314)         (165,461)           (2,780)
                                                  -----------       -----------       -----------       -----------

                                                     (407,301)         (284,928)       (1,089,155)         (776,814)
                                                  -----------       -----------       -----------       -----------

       Loss before minority interest expense         (652,710)         (517,355)       (1,946,316)       (1,473,995)

MINORITY INTEREST EXPENSE                              (3,237)           (3,173)           (9,592)           (7,864)
                                                  -----------       -----------       -----------       -----------

       Net loss                                   $  (655,947)      $  (520,528)      $(1,955,908)      $(1,481,859)
                                                  ===========       ===========       ===========       ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                             2001              2000
                                                                          -----------       -----------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $(1,955,908)      $(1,481,859)
   Adjustments to reconcile net loss to net cash
     from operating activities:
      Minority interest expense                                                 9,592             7,864
      Depreciation and amortization                                         2,192,285         1,772,765
      Option compensation expense                                             (51,599)           34,205
      Non-cash interest expense                                               204,250           126,565
      Loss on equity investments                                               42,748                --
   Changes in operating assets and liabilities, net
     of effects
      from acquisitions and dispositions:
      Accounts receivable                                                     (30,206)          (85,250)
      Prepaid expenses and other                                              (10,663)           14,224
      Accounts payable and accrued expenses                                   (74,483)          517,594
      Receivables from/payables to related party,
         including deferred management fees                                  (163,572)          (71,163)
      Other operating activities                                                9,488             2,324
                                                                          -----------       -----------

          Net cash flows from operating activities                            499,076           837,269
                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                              (2,074,606)       (1,810,952)
   Payments for acquisitions, net of cash acquired                         (1,747,623)          (74,619)
   Purchase of investments                                                     (8,613)               --
   Other investing activities                                                  (5,855)          (14,807)
                                                                          -----------       -----------

          Net cash flows from investing activities                         (3,836,697)       (1,900,378)
                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of long-term debt                                             5,922,019         5,551,303
   Borrowings from related party                                                   --           817,000
   Repayments of long-term debt                                            (4,148,873)       (3,437,008)
   Repayments of loans payable to related party                                    --        (1,896,163)
   Payments for debt issuance costs                                           (70,846)          (62,848)
   Capital contribution                                                     1,579,135            47,100
   Capital distributions                                                      (60,195)          (26,591)
   Other financing activities                                                      --             1,212
                                                                          -----------       -----------

          Net cash flows from financing activities                          3,221,240           994,005
                                                                          -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (116,381)          (69,104)

CASH AND CASH EQUIVALENTS, beginning of period                                130,619           114,096
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                  $    14,238       $    44,992
                                                                          ===========       ===========

CASH PAID FOR INTEREST                                                    $   589,917       $   455,984
                                                                          ===========       ===========

NON-CASH TRANSACTIONS:
   Exchange of assets for acquisition                                     $    24,440       $        --
                                                                          ===========       ===========

   Transfer of operating subsidiaries to the Company                      $   100,338       $ 1,228,478
                                                                          ===========       ===========

   Issuances of equity as payment for acquisitions                        $        --       $   384,621
                                                                          ===========       ===========

   Issuance of preferred equity issued by subsidiary for acquisition      $        --       $   629,489
                                                                          ===========       ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. ORGANIZATION AND BASIS OF PRESENTATION

   Charter Communications Holdings, LLC (Charter Holdings or the Company) is a holding company whose principal assets at September 30, 2001 are equity interests in its cable operating subsidiaries. The consolidated financial statements include the accounts of Charter Holdings and all of its direct and indirect subsidiaries. Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC (Charter Holdco), which is a subsidiary of Charter Communications, Inc. (Charter). All material intercompany transactions and balances have been eliminated in consolidation. The Company owns and operates cable systems serving approximately 7 million customers at September 30, 2001. The Company currently offers a full range of traditional analog cable television services, along with an array of advanced products and services such as digital cable television, interactive video programming, cable modem high-speed Internet access and video-on-demand.

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

   The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report.

   The accompanying consolidated financial statements are unaudited. However, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

3. ACQUISITIONS

   During 2000, the Company acquired cable systems for an aggregate purchase price of $101.2 million, net of cash acquired. Also during 2000, Charter Holdco acquired cable systems for an aggregate purchase price of $1.1 billion, net of cash acquired, excluding debt assumed of $963.3 million. In connection with the acquisitions, Charter issued shares of Class A common stock valued at approximately $178.0 million, and Charter Holdco and an indirect subsidiary of Charter Holdings issued equity interests totaling $384.6 million and $629.5 million, respectively. Immediately after the acquisitions, Charter Holdco contributed all of its equity interests in these acquisitions to Charter Holdings. The purchase prices were allocated to assets and liabilities assumed based on relative fair values, including amounts assigned to franchises of $3.0 billion.

   On June 30, 2001, Charter completed several transactions with AT&T Broadband, LLC (AT&T) resulting in a net addition of approximately 554,000 customers in Missouri, Alabama, Nevada and California for a total purchase price of $1.77 billion, consisting of $1.75 billion in cash and a cable system in Florida valued at $24.4 million.

   On August 31, 2001, Charter completed the acquisition of several cable systems from Cable USA, Inc. and its affiliates, resulting in a net addition of approximately 30,600 customers in Nebraska, Minnesota and Colorado for a total purchase price of $100.3 million (including certain assumed liabilities), consisting of $44.6 million in cash, 505,664 shares of Series A Convertible Redeemable Preferred Stock (the Preferred Stock) valued at $50.6 million and additional shares of Preferred Stock valued at $5.1 million to be issued to certain sellers subject to certain holdback provisions of the acquisition agreement. Immediately after the acquisition, Charter contributed all of its equity interests in the acquisition to Charter Holdings.

   The above transactions were accounted for using the purchase method of accounting, and, accordingly, the results of operations of the acquired assets have been included in the consolidated financial statements from their respective dates of acquisition. The purchase prices were allocated to assets and liabilities assumed based on relative fair values. The allocation of the purchase prices for the 2001 acquisitions is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase prices and allocation thereof will not have material impact on the consolidated results of operations or financial position of the Company.

 The summarized operating results of the Company which follow are presented on a pro forma basis as if the following had occurred on January 1, 2000 (dollars in thousands): the AT&T transactions completed on June 30, 2001, all acquisitions completed during 2000, the issuance of Charter Holdings senior and senior discount notes in January 2001, the capital contribution from Charter to the Company as a result of the issuance by Charter of convertible senior notes in October and November 2000, the drawdown of Charter Holdings' 2000 senior bridge loan facility, the issuance of Charter Holdings senior and senior discount notes in May 2001, and the capital contribution from Charter to the Company as a result of the issuance of and sale by Charter of convertible senior notes and common stock in May 2001. In addition, adjustments have been made to give effect to amortization of franchises, interest expense, minority interest, and certain other adjustments.

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------
                                             2001                   2000
                                         -----------            -----------
          Revenues                       $ 3,007,751            $ 2,649,465
          Loss from operations              (875,543)              (762,015)
          Net loss                        (2,010,574)            (1,662,536)

   The unaudited pro forma financial information does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future. Information regarding debt transactions which occurred during 2000 is included in the Company's 2000 Annual Report on Form 10-K.

   On September 28, 2001, Charter Holdco and High Speed Access Corp. (HSA), signed a definitive asset purchase agreement for Charter Holdco to purchase the contracts and associated assets of HSA that serve the Company's customers for a purchase price of approximately $81.1 million in cash and the assumption of certain liabilities, subject to certain closing adjustments and indemnity reserves. The agreement has been approved by the directors of Charter and HSA, and is expected to close later this year subject to certain closing conditions, including regulatory review and approval by HSA's shareholders. Charter Holdco, Vulcan Ventures, and HSA directors, who collectively possess a majority of the voting power of HSA, have agreed to vote their shares in favor of the transaction. The transaction is also subject to approval by a majority of the votes cast by holders of HSA's common stock, other than Charter Holdco, Vulcan Ventures and certain officers and directors of HSA. As of September 30, 2001, the carrying value of Charter's investment in HSA is zero.

   In connection with the HSA transaction contemplated above, Charter Holdco and Vulcan Ventures, a related party, entered into a stock purchase agreement pursuant to which Charter Holdco will purchase from Vulcan Ventures 38,000 shares of HSA Series D preferred stock, which represents all of HSA's Series D preferred stock owned by Vulcan Ventures. The purchase price will be $8.0 million in cash and closing of the sale will occur immediately prior to the closing of the asset purchase agreement. The stock purchase agreement will terminate if the asset purchase agreement is terminated. As part of the consideration for the asset purchase agreement, all of the Series D preferred stock of HSA held by our subsidiary, Charter Ventures, and purchased from Vulcan Ventures will be cancelled.

4. LONG-TERM DEBT

   Long-term debt consists of the following (dollars in thousands):

                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                   2001               2000
                                                              ------------        ------------
Charter Communications Holdings, LLC:
   March 1999 Charter Holdings notes:
      8.250% senior notes due 2007                            $    600,000        $    600,000
      8.625% senior notes due 2009                               1,500,000           1,500,000
      9.920% senior discount notes due 2011                      1,475,000           1,475,000
   January 2000 Charter Holdings notes:
      10.00% senior notes due 2009                                 675,000             675,000
      10.25% senior notes due 2010                                 325,000             325,000
      11.75% senior discount notes due 2010                        532,000             532,000
   January 2001 Charter Holdings notes:
      10.75% senior notes due 2009                                 900,000                  --
      11.125% senior notes due 2011                                500,000                  --
      13.50% senior discount notes due 2011                        675,000                  --
   May 2001 Charter Holdings notes:
      9.625% senior notes due 2009                                 350,000                  --
      10.00% senior notes due 2011                                 575,000                  --
      11.75% senior discount notes due 2011                      1,018,000                  --
   Charter Holdings 2000 senior bridge loan facility                    --             272,500
Renaissance Media Group LLC:
      10.00% senior discount notes due 2011                        114,413             114,413
CC V Holdings, LLC (Avalon):
      11.875% senior discount notes due 2006                       179,750             179,750
Credit Facilities:
      Charter Operating                                          3,760,000           4,432,000
      CC Michigan, LLC and CC New England, LLC (Avalon)                 --             213,000
      CC VI Operating Company, LLC (Fanch)                         850,000             895,000
      Falcon Cable Communications, LLC                             486,250           1,050,000
      CC VIII Operating, LLC (Bresnan)                           1,002,000             712,000
Other debt                                                           1,347               1,971
                                                              ------------        ------------

                                                                15,518,760          12,977,634
Unamortized net discount                                        (1,246,521)           (667,179)
                                                              ------------        ------------

                                                              $ 14,272,239        $ 12,310,455
                                                              ============        ============

   In December 2000, the Company contributed all of its equity interests in one of its subsidiaries, CC VIII, LLC (CC VIII), to another subsidiary, CCV Holdings, combining the cable systems acquired in the Bresnan and Avalon acquisitions. In connection with this combination, in January 2001, the CC VIII Operating (Bresnan) credit facilities were amended and restated to, among other things, increase borrowing availability by $550.0 million. In addition, all amounts due under the Avalon credit facilities were repaid and the credit facilities were terminated.

   In January 2001, the Company and its subsidiary, Charter Communications Holdings Capital Corporation (Charter Capital), issued the January 2001 Charter Holdings notes with an aggregate principal amount at maturity of $2.1 billion (see preceding table). The net proceeds were approximately $1.7 billion, after giving effect to discounts, commissions and expenses. The Company used all the net proceeds to repay all remaining amounts outstanding under the Charter Holdings 2000 senior bridge loan facility and the revolving portion of the CC VI (Fanch) credit facility and a portion of amounts outstanding under the Charter Operating and the revolving portion of the CC VII (Falcon) credit facilities, and for general corporate purposes, including capital expenditures.

   In May 2001, the Company and Charter Capital issued notes with an aggregate principal amount at maturity of $1.9 billion (see preceding table). The net proceeds were used to pay the cash purchase price of the AT&T transactions, repay certain amounts outstanding under the revolving portions of the credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures.

   In September 2001, the Company amended its CC VII (Falcon) credit facility to provide for additional borrowings of up to $103.6 million. Terms of the revolving portion of the facility were also amended to provide for maturity in June 2007. Any additional borrowings will be used for general corporate purposes, including capital expenditures.

5. CAPITAL TRANSACTION

   In May 2001, Charter issued 4.75% convertible senior notes due 2006 in the aggregate principal amount of $632.5 million. Charter used the net proceeds from the sale of these notes to purchase from Charter Holdco a mirror convertible senior note with terms substantially similar to the terms of the convertible senior notes issued by Charter. Charter Holdco used the net proceeds of approximately $0.6 billion from the sale of the mirror convertible note to purchase common equity in the Company. Also, in May 2001, Charter sold shares of its Class A common stock for total proceeds of approximately $1.21 billion. Charter used the net proceeds from the sale to purchase additional membership units in Charter Holdco which used approximately $0.7 billion of such proceeds to purchase common equity in the Company. Such transactions are reflected as a capital contribution of approximately $1.3 billion in the three and nine months ended September 30, 2001.

6. STOCK BASED COMPENSATION

   In September 2001, when the Company's former President and Chief Executive Officer terminated his employment, he forfeited an option to purchase 7.0 million Charter Holdco membership units, of which 4.8 million had vested. Accordingly, the Company recorded a reversal of previously recorded compensation expense of $66.6 million.

7.  REVENUES

   Revenues consist of the following (dollars in millions):

                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                 ---------------------------------   -------------------------------
                                        2001             2000             2001             2000
                                     --------         --------         --------         --------
           Analog video              $  730.3         $  637.7         $2,045.9         $1,861.4
           Digital video                 86.3             25.1            210.0             48.4
           Cable modem                   43.9             13.2            101.9             36.3
           Advertising sales             83.8             67.4            204.0            142.5
           Other                         99.5             95.6            284.3            266.7
                                     --------         --------         --------         --------

                                     $1,043.8         $  839.0         $2,846.1         $2,355.3
                                     ========         ========         ========         ========

8.  OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

   Operating, general and administrative expenses consist of the following (dollars in millions):

                                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------   --------------------------------
                                               2001             2000             2001             2000
                                            --------         --------         --------         --------
General, administrative and service         $  228.0         $  191.8         $  617.4         $  541.8
Analog video programming                       237.3            180.9            659.5            527.4
Digital video                                   31.1             10.0             75.9             23.4
Cable modem                                     28.9             11.7             67.0             25.4
Advertising sales                               17.2             15.2             46.1             40.6
Marketing                                       18.8             16.4             54.0             45.4
                                            --------         --------         --------         --------

                                            $  561.3         $  426.0         $1,519.9         $1,204.0
                                            ========         ========         ========         ========

9.  COMPREHENSIVE LOSS

   The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded to accumulated other comprehensive loss in the accompanying consolidated balance sheets. For derivative instruments the Company owns which are effective in hedging variable interest payments into fixed payments, the Company records the gains or losses on the effective portion of the hedge to accumulated other comprehensive loss in the accompanying consolidated balance sheets. For the three months ended September 30, 2001 and 2000, comprehensive loss was $678.6 million and $520.5 million, respectively. For the nine months ended September 30, 2001 and 2000, comprehensive loss was $2.0 billion and $1.5 billion, respectively.

10. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of its credit facilities. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable the Company to otherwise pay lower market rates. Interest rate collar agreements are used to limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The Company's interest rate agreements are recorded in the consolidated balance sheet at September 30, 2001 as either an asset or liability measured at fair value. In connection with the adoption of SFAS No. 133, the Company recorded a loss of $23.9 million for the cumulative effect of change in accounting principle as other expense. The effect of adoption was to increase other expense resulting in increased loss before minority interest and net loss by $23.9 million and $9.8 million, respectively, for the nine months ended September 30, 2001.

   The Company has certain interest rate derivative instruments which have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three and nine month periods ended September 30, 2001, other expense includes $1.5 million and $0.9 million of losses, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. At September 30, 2001, included in accumulated other comprehensive loss was a loss of $41.3 million related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings or losses.

   Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, the Company believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three and nine months ended September 30, 2001, the Company recorded other expense of $70.9 million and $84.2 million for interest rate derivative instruments not designated as hedges.

11. NEW ACCOUNTING STANDARDS

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

   Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Company on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. Upon adoption, the Company will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Company will test these assets for impairment at least annually. Other than during any periods in which the Company may record a charge for impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Company's preliminary evaluation, the estimated costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $338.9 million and $973.1 million, respectively.

   Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Reference is made to the "Certain Trends and Uncertainties" section in this Management's Discussion and Analysis for a discussion of important factors that could cause actual results to differ from expectations and non-historical information contained herein.

   GENERAL

   Charter Communications Holdings, LLC (Charter Holdings or the Company) is a holding company whose principal assets at September 30, 2001 are equity interests in its cable operating subsidiaries. Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC (Charter Holdco), which is a subsidiary of Charter Communications, Inc. (Charter). The Company owns and operates cable systems serving approximately 7 million customers at September 30, 2001. The Company currently offers a full range of traditional analog cable television services, along with an array of advanced products and services such as digital cable television, interactive video programming, cable modem high-speed Internet access and video-on-demand.

   The following table presents various operating statistics as of September 30, 2001 and 2000:

                                                           SEPTEMBER 30,
                                                    -----------------------------
                                                       2001             2000
                                                    -----------------------------
ANALOG VIDEO

Homes Passed                                        11,485,900       10,160,200
Basic Customers                                      6,970,100        6,318,300
Basic Penetration                                         60.7%            62.2%
Premium Units                                        6,050,500        4,426,200
Premium Penetration                                       86.8%            70.1%
Average Monthly Revenue per
  Basic Customer (quarter)                          $    49.92       $    44.26

DIGITAL VIDEO

Homes Passed                                        10,366,600        7,568,000
Digital Customers                                    1,951,200          653,800
Penetration of Digital Homes Passed                       18.8%             8.6%
Penetration of Basic Customers                            28.0%            10.3%
Digital Converters Deployed                          2,611,000          807,900

DATA

Homes Passed                                         6,479,700        4,580,400
Data Customers                                         545,900          184,600
Penetration                                                8.4%             4.0%

   ACQUISITIONS

   The following table sets forth information on acquisitions since January 1, 2000:

                                           PURCHASE
                                            PRICE,
                                        INCLUDING DEBT       NET
                           ACQUISITION      ASSUMED       ACQUIRED
                              DATE       (IN MILLIONS)    CUSTOMERS
                           -----------  --------------    ---------
    Fanch *                     1/00     $    2,400         535,600
    Falcon *                    1/00          3,500         977,200
    Avalon *                    1/00            832         270,800
    Interlake                   1/00             13           6,000
    Bresnan                     2/00          3,078         695,800
    Capital Cable               4/00             60          23,200
    Farmington Cable            4/00             15           5,700
    Kalamazoo                   9/00            171          50,700
                                         ----------      ----------
         Total during 2000                   10,069       2,565,000
                                         ----------      ----------

    AT&T systems                6/01          1,770         554,000
    Cable USA                   8/01            100          30,600
                                         ----------      ----------
         Total during 2001                    1,870         584,600
                                         ----------      ----------

              Total                      $   11,939       3,149,600
                                         ==========      ==========


* Acquired by Charter Holdco in 1999 and transferred to Charter Holdings in
2000.

   On June 30, 2001, Charter completed several cable system transactions with AT&T resulting in a net addition of approximately 554,000 customers in Missouri, Alabama, Nevada and California for a total of $1.77 billion, consisting of $1.75 billion in cash and a cable system located in Florida valued at $24.4 million.

   On August 31, 2001, Charter completed the acquisition of several cable systems from Cable USA, Inc. and its affiliates, resulting in a net addition of approximately 30,600 customers in Nebraska, Minnesota and Colorado for $44.6 million in cash (including certain assumed liabilities) and $55.6 million in Charter Series A Convertible Redeemable Preferred Stock (the Preferred Stock), $5.1 million of which is subject to certain holdback provisions and has not yet been issued. Immediately after the acquisition, Charter contributed all of its equity interests in the acquisition to Charter Holdings.

   RESULTS OF OPERATIONS

   Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

   The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions):

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------------------------------------
                                                              2001                               2000
                                                  --------------------------         -------------------------
                                                                      % OF                              % OF
                                                    AMOUNT          REVENUES           AMOUNT         REVENUES
                                                  ----------        --------         ----------       --------

 Revenues                                         $  1,043.8         100.0%          $    839.0         100.0%
                                                  ----------         -----           ----------         -----

 Operating expenses:
   Operating, general and administrative               561.3          53.8%               426.0          50.8%
    Depreciation and amortization                      775.4          74.3%               623.2          74.3%
    Option compensation expense                        (62.5)         (6.0%)                8.1           1.0%
    Corporate expenses                                  15.0           1.4%                14.1           1.7%
                                                  ----------         -----           ----------         -----

                                                     1,289.2         123.5%              1071.4         127.8%
                                                  ----------         -----           ----------         -----

         Loss from operations                         (245.4)        (23.5%)             (232.4)        (27.8%)

 Other income (expense):
   Interest expense                                   (323.2)        (31.0%)             (283.2)        (33.8%)
   Interest income                                       0.2           0.0%                 0.6           0.1%
   Other expense                                       (84.3)         (8.0%)               (2.3)         (0.3%)
                                                  ----------         -----           ----------         -----

                                                      (407.3)        (39.0%)             (284.9)        (34.0%)
                                                  ----------         -----           ----------         -----

     Loss before minority interest expense            (652.7)        (62.5%)             (517.3)        (61.8%)
                                                  ----------         -----           ----------         -----

 Minority interest expense                              (3.2)         (0.3%)               (3.2)         (0.4%)
                                                  ----------         -----           ----------         -----

   Net loss                                       $   (655.9)        (62.8%)         $   (520.5)        (62.2%)
                                                  ==========         =====           ==========         =====

   Revenues. Revenues increased by $204.8 million, or 24.4%, from $839.0 million for the three months ended September 30, 2000 to $1,043.8 million for the three months ended September 30, 2001. System operations existing before January 1, 2000 accounted for $113.7 million, or 55.5% of the increase, while systems acquired after January 1, 2000 accounted for $91.1 million, or 44.5%, of the increase. Revenues by service offering are as follows (dollars in millions):

                                  THREE MONTHS ENDED SEPTEMBER 30,
                     ----------------------------------------------------------
                                 2001                          2000                     2001 OVER 2000
                     ----------------------------  ----------------------------  ---------------------
                                        % OF                          % OF                           %
                        AMOUNT        REVENUES        AMOUNT        REVENUES        CHANGE        CHANGE
                     ------------  --------------  ------------  --------------  ------------  ---------
 Analog video           $  730.3         70.0%        $ 637.7          76.0%        $  92.6         14.5%
 Digital video              86.3          8.3%           25.1           3.0%           61.2        243.8%
 Cable modem                43.9          4.2%           13.2           1.6%           30.7        232.6%
 Advertising sales          83.8          8.0%           67.4           8.0%           16.4         24.3%
 Other                      99.5          9.5%           95.6          11.4%            3.9          4.1%
                         -------       ------         -------        ------         -------

                        $1,043.8        100.0%        $ 839.0         100.0%        $ 204.8
                        ========       ======         =======        ======         =======

   Analog video customers increased by 651,800, or 10.3%, to 6,970,100 at September 30, 2001 as compared to 6,318,300 at September 30, 2000. Of this increase, approximately 584,600 customer additions were the result of acquisitions. The remaining increase of 67,200 customers relates to internal growth. Internal growth, as it is used throughout, represents all additions excluding those initially obtained through acquisition.

   Digital video customers increased by 1,297,400, or 198.4%, to 1,951,200 at September 30, 2001 from 653,800 at September 30, 2000. The increase was primarily due to internal growth which continues to increase as we upgrade our systems to provide advanced services to a larger customer base. Increased marketing efforts and strong demand for this service have also contributed to the increase.

   Data customers increased by 361,300, or 195.7%, to 545,900 at September 30, 2001 from 184,600 at September 30, 2000. Data customers consisted of 507,700 cable modem customers and 38,200 dial-up customers at September 30, 2001. The increase was primarily due to internal growth. Our system upgrades continue to increase our ability to offer high-speed interactive service to a larger customer base. Growth in data services was also the result of strong marketing efforts coupled with increased demand for such services.

   Advertising sales increased $16.4 million, or 24.3%, from $67.4 million for the three months ended September 30, 2000 to $83.8 million for the three months ended September 30, 2001. The increase was primarily due to internal growth and was partially offset by a weakening advertising environment. As a result of our rebuild efforts, we experienced increased capacity due to expanded channel line-ups. In addition, the level of advertising purchased by programmers to promote their channels, added as part of our expansion of channel line-ups, increased during 2001 compared to the corresponding period in 2000.

   Operating, General and Administrative Costs. Operating, general and administrative costs increased by $135.3 million, from $426.0 million for the three months ended September 30, 2000 to $561.3 million for the three months ended September 30, 2001. Key components of expense as a percentage of revenues are as follows (dollars in millions):

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                ----------------------------------------------------------
                                            2001                          2000                    2001 OVER 2000
                                ----------------------------  ----------------------------  --------------------
                                                   % OF                          % OF                           %
                                   AMOUNT        REVENUES        AMOUNT        REVENUES        CHANGE        CHANGE
                                ------------  --------------  ------------  --------------  ------------  ---------
General, administrative
  and service                     $  228.0         21.9%        $  191.8         22.9%         $  36.2         18.9%
Analog video programming             237.3         22.7%           180.9         21.6%            56.4         31.2%
Digital video                         31.1          3.0%            10.0          1.2%            21.1        211.0%
Cable modem                           28.9          2.8%            11.7          1.4%            17.2        147.0%
Advertising sales                     17.2          1.6%            15.2          1.8%             2.0         13.2%
Marketing                             18.8          1.8%            16.4          1.9%             2.4         14.6%
                                  --------         ----         --------         ----          -------

                                  $  561.3         53.8%        $  426.0         50.8%          $135.3
                                  ========         ====         ========         ====           ======

   The increase in general, administrative and service costs of $36.2 million was due to increased bad debt expense resulting from the discounting of our analog product, coupled with increased spending on customer care and overall continued growth. The increase in analog video programming of $56.4 million was due to continued inflationary and negotiated increases, particularly in sports programming, coupled with increased channel capacity. The increase of $21.1 million in direct operating costs to provide digital video services was primarily due to internal growth of these advanced services. The increase of $17.2 million in direct operating costs to provide cable modem services was primarily due to internal growth. Advertising sales costs increased $2.0 million due to internal growth and increased channel capacity. Marketing expenses increased $2.4 million related to an increased level of promotions of our service offerings.

   Gross Margin. Gross margin decreased by 3.0%, from 49.2% for the three months ended September 30, 2000 to 46.2% for the three months ended September 30, 2001 primarily due to the acquisition of less profitable cable systems from AT&T. Gross margin on analog video decreased by 4.1% from 71.6% for the three months ended September 30, 2000 to 67.5% in 2001 primarily due to continued inflation and negotiated increases in programming. Digital video gross margin increased 3.8% from 60.2% for the three months ended September 30, 2000 to 64.0% in 2001 primarily due to an increased customer base. Cable modem gross margin increased 22.8% from 11.4% for the three months ended September 30, 2000 to 34.2% in 2001 primarily due to an increased customer base. Advertising sales gross margin increased by 2.1%, from 77.4% for the three months ended September 30, 2000 to 79.5% in 2001 primarily due to expanded channel capacity as a result of our significant system upgrades, coupled with increased advertising purchases by programmers.

   Depreciation and Amortization. Depreciation and amortization expense increased by $152.2 million, from $623.2 million for the three months ended September 30, 2000 to $775.4 million for the three months ended September 30, 2001. This increase was due to capital expenditures under our rebuild and upgrade program in 2000 and 2001 and amortization of franchises in connection with acquisitions completed in September 2000 and June 2001.

   Option Compensation Expense. Option compensation expense decreased by $70.6 million, from $8.1 million for the three months ended September 30, 2000 to income of $62.5 million for the three months ended September 30, 2001. This decrease is primarily the result of the reversal of expense previously recorded in connection with approximately seven million options forfeited by our former President and Chief Executive Officer as part of his September 2001 separation agreement. This was partially offset by expense recorded because exercise prices on certain options were less than the estimated fair values of our stock at the time of grant. Compensation expense is being accrued over the vesting period of the options and will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004.

   Corporate Expenses. Corporate expenses increased by $0.9 million, from $14.1 million for the three months ended September 30, 2000 to $15.0 million for the three months ended September 30, 2001. The increase was primarily the result of continued growth.

   Interest Expense. Interest expense increased by $40.0 million, from $283.2 million for the three months ended September 30, 2000 to $323.2 million for the three months ended September 30, 2001. The increase in interest expense was a result of an increase in average debt outstanding of $2.2 billion to $14.2 billion for the third quarter of 2001 compared to $12.0 billion for the third quarter of 2000, partially offset by a decline in our weighted average borrowing rate of 0.89% to 8.39% in the third quarter of 2001 from 9.28% in the third quarter of 2000. Our weighted average borrowing rate decreased primarily as a result of the decline in our variable rate borrowing facilities. The increased debt primarily relates to the issuance of the January 2001 and the May 2001 Charter Holdings notes used to fund acquisitions and other general corporate purposes.

   Interest Income. Interest income decreased by $0.3 million, from $0.6 million for the three months ended September 30, 2000 to $0.3 million for the three months ended September 30, 2001. The decrease in interest income was due to lower average cash on hand during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

   Other Expense. Other expense increased by $82.0 million, from $2.3 million for the three months ended September 30, 2000 to $84.3 million for the three months ended September 30, 2001. This increase was primarily due to a loss of $72.4 million on interest rate agreements as a result of SFAS No. 133 and losses on investments of $10.8 million in the three months ended September 30, 2001.

   Minority Interest Expense. Minority interest expense represents the 2% accretion of the preferred membership units in our indirect subsidiary, CC VIII, LLC, issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc.

   Net Loss. Net loss increased by $135.4 million, from $520.5 million for the three months ended September 30, 2000 to $655.9 million for the three months ended September 30, 2001 as a result of the factors described above.

   Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

   The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions, except per share data):

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------------------------------------
                                                               2001                              2000
                                                    --------------------------          --------------------------
                                                                        % OF                               % OF
                                                      AMOUNT          REVENUES            AMOUNT          REVENUES
                                                    -----------       --------          ----------        --------
Revenues                                            $   2,846.1        100.0%           $  2,355.3          100.0%
                                                    -----------        -----            ----------         ------

Operating expenses:
  Operating, general and administrative                 1,519.9         53.4%              1,204.0           51.1%
  Depreciation and amortization                         2,192.3         77.0%              1,772.8           75.3%
  Option compensation expense                             (51.6)        (1.8%)                34.2            1.5%
  Corporate expenses                                       42.7          1.5%                 41.5            1.8%
                                                    -----------        -----            ----------         ------

                                                        3,703.3        130.1%              3,052.5          129.7%
                                                    -----------        -----            ----------         ------

     Loss from operations                                (857.2)       (30.1%)              (697.2)         (29.7%)

Other income (expense):
  Interest expense                                       (932.0)       (32.7%)              (780.1)         (33.1%)
  Interest income                                           8.3          0.3%                  6.1            0.2%
  Other expense                                          (165.5)        (5.8%)                (2.8)          (0.1%)
                                                    -----------        -----            ----------         --------

                                                       (1,089.2)       (38.2%)              (776.8)         (33.0%)
                                                    -----------        -----            ----------         ------

    Loss before minority interest expense              (1,946.4)       (68.3%)            (1,474.0)         (62.7%)
                                                    -----------        -----            ----------         ------

Minority interest expense                                  (9.6)        (0.3%)                (7.9)          (0.3%)
                                                    -----------        -----            ----------         ------

    Net loss                                        $  (1,956.0)       (68.6%)          $ (1,481.9)         (63.0%)
                                                    ===========        =====            ==========         ======


     Revenues. Revenues increased by $490.8 million, or 20.8%, from $2.4 billion for the nine months ended September 30, 2000 to $2.8 billion for the nine months ended September 30, 2001. System operations existing before January 1, 2000 accounted for $356.4 million, or 72.6%, of the increase, while systems acquired after January 1, 2000 accounted for $134.4 million, or 27.4%, of the increase. Revenues by service offering are as follows (dollars in millions):

                                     NINE MONTHS ENDED SEPTEMBER 30,
                       ----------------------------------------------------------
                                   2001                          2000                     2001 OVER 2000
                       ----------------------------  ----------------------------  ---------------------
                                          % OF                          % OF                           %
                          AMOUNT        REVENUES        AMOUNT        REVENUES        CHANGE        CHANGE
                       ------------  --------------  ------------  --------------  ------------  ---------
Analog video            $ 2,045.9         71.9%       $ 1,861.4         79.0%        $ 184.5          9.9%
Digital video               210.0          7.3%            48.4          2.1%          161.6        333.9%
Cable modem                 101.9          3.6%            36.3          1.5%           65.6        180.7%
Advertising sales           204.0          7.2%           142.5          6.1%           61.5         43.2%
Other                       284.3         10.0%           266.7         11.3%           17.6          6.6%
                        ---------       ------        ---------       ------         -------

                        $ 2,846.1        100.0%       $ 2,355.3        100.0%        $ 490.8
                        =========       ======        =========       ======         =======

   Analog video customers increased by 651,800, or 10.3%, to 6,970,100 at September 30, 2001 as compared to 6,318,300 at September 30, 2000. Of this increase, approximately 584,600 customer additions were the result of acquisitions. The remaining increase of 67,200 customers relates to internal growth.

   Digital video customers increased by 1,297,400, or 198.4%, to 1,951,200 at September 30, 2001 from 653,800 at September 30, 2000. The increase was primarily due to internal growth which continues to increase as we upgrade our systems to provide advanced services to a larger customer base. Increased marketing efforts and strong demand for this service have also contributed to the increase.

   Data customers increased by 361,300, or 195.7%, to 545,900 at September 30, 2001 from 184,600 at September 30, 2000. Data customers consisted of 507,700 cable modem customers and 38,200 dial-up customers at September 30, 2001. The increase was primarily due to internal growth. Our system upgrades continue to increase our ability to offer high-speed interactive service to a larger customer base. Growth in data services was also the result of strong marketing efforts coupled with increased demand for such services.

   Advertising sales increased $61.5 million, from $142.5 million for the nine months ended September 30, 2000 to $204.0 million for the nine months ended September 30, 2001. The increase was primarily due to internal growth and was partially offset by a weakening advertising environment. As a result of our rebuild efforts, we experienced increased capacity due to expanded channel line-ups. In addition, the level of advertising purchased by programmers to promote their channels, added as part of our expansion of channel line-ups, increased during 2001 compared to the corresponding period in 2000.

   Operating, General and Administrative Costs. Operating, general and administrative costs increased by $315.9 million, from $1.2 billion for the nine months ended September 30, 2000 to $1.5 billion for the nine months ended September 30, 2001. Key components of expense as a percentage of revenues are as follows (dollars in millions):

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------
                                                        2001                 2000            2001 OVER 2000
                                                  ------------------  ------------------    ----------------
                                                             % OF                 % OF                   %
                                                  AMOUNT   REVENUES    AMOUNT   REVENUES    CHANGE    CHANGE
                                                  ------   --------    ------   --------    ------    ------
             General, administrative
               and service                         $617.4     21.7%     $541.8     23.0%    $ 75.6     14.0%
             Analog video programming               659.5     23.1%      527.4     22.4%     132.1     25.0%
             Digital video                           75.9      2.7%       23.4      1.0%      52.5    224.4%
             Cable modem                             67.0      2.4%       25.4      1.1%      41.6    163.8%
             Advertising sales                       46.1      1.6%       40.6      1.7%       5.5     13.5%
             Marketing                               54.0      1.9%       45.4      1.9%       8.6     18.9%
                                                 --------      ---      ------      ---     ------

                                                 $1,519.9     53.4%   $1,204.0     51.1%    $315.9
                                                 ========     ====    ========     ====     ======

   The increase in general, administrative and service costs of $75.6 million was due to increased bad debt expense resulting from the discounting of our analog product, coupled with increased spending on customer care and overall continued growth. The increase in analog video programming of $132.1 million was primarily due to continued inflationary or negotiated increases, primarily in sports programming, coupled with increased channel capacity. The increase of $52.5 million in direct operating costs to provide digital video services was primarily due to internal growth of these advanced services. The increase of $41.6 million in direct operating costs to provide cable modem services was primarily due to internal growth. Advertising sales costs increased $5.5 million due to internal growth and increased channel capacity. Marketing expenses increased $8.6 million related to an increased level of promotions of our service offerings.

   Gross Margin. Gross margin decreased by 2.3%, from 48.9% for the nine months ended September 30, 2000 to 46.6% for the nine months ended September 30, 2001 primarily due to the acquisition of less profitable cable systems from AT&T. Gross margin on analog video decreased by 3.9% from 71.7% for the nine months ended September 30, 2000 to 67.8% in 2001 primarily due to continued inflation and negotiated increases in programming costs. Digital video gross margin increased 12.2% from 51.7% for the nine months ended September 30, 2000 to 63.9% in 2001 primarily due to an increased customer base. Cable modem gross margin increased 4.2% from 30.0% for the nine months ended September 30, 2000 to 34.2% in 2001 due to an increased customer base. Advertising sales gross margin increased 5.9% from 71.5% for the nine months ended September 30, 2000 to 77.4% in 2001 due to expanded channel capacity as a result of our significant system upgrades, coupled with increased advertising purchases by programmers.

   Depreciation and Amortization. Depreciation and amortization expense increased by $0.4 billion, from $1.8 billion for the nine months ended September 30, 2000 to $2.2 billion for the nine months ended September 30, 2001. This increase was due to capital expenditures under our rebuild and upgrade program in 2000 and 2001 and amortization of franchises in connection with acquisitions completed in September 2000 and June 2001.

   Option Compensation Expense. Option compensation expense decreased by $85.8 million, from $34.2 million for the nine months ended September 30, 2000 to income of $51.6 million for the nine months ended September 30, 2001. This decrease is primarily the result of the reversal of expense previously recorded in connection with approximately seven million options forfeited by our former President and Chief Executive Officer as part of his September 2001 separation agreement. This was partially offset by expense recorded because exercise prices on certain options were less than the estimated fair values of our stock at the time of grant. Compensation expense is being accrued over the vesting period of the options and will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004.

   Corporate Expenses. Corporate expenses increased by $1.2 million, from $41.5 million for the nine months ended September 30, 2000 to $42.7 million for the nine months ended September 30, 2001. The increase was primarily the result of continued growth.

   Interest Expense. Interest expense increased by $151.9 million, from $780.1 million for the nine months ended September 30, 2000 to $932.0 million for the nine months ended September 30, 2001. The increase in interest expense was a result of an increase in average debt outstanding of $2.6 billion to $13.4 billion for the nine months ended September 30, 2001 compared to $10.8 billion for the nine months ended September 30, 2000, partially offset by a decline in our weighted average borrowing rate of 0.43% to 8.63% in the nine months ended September 30, 2001 from 9.06% in the nine months ended September 30, 2000. Our weighted average borrowing rate decreased primarily as a result of a general decline in variable borrowing rates. The increased debt primarily relates to the issuance of the January 2001 and the May 2001 Charter Holdings notes used to fund acquisitions and other general corporate purposes.

   Interest Income. Interest income increased by $2.2 million, from $6.1 million for the nine months ended September 30, 2000 to $8.3 million for the nine months ended September 30, 2001. The increase in interest income was due to higher average cash on hand during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 as a result of the issuance of the May 2001 Charter Holdings notes.

   Other Expense. Other expense increased by $162.7 million, from $2.8 million for the nine months ended September 30, 2000 to $165.5 million for the nine months ended September 30, 2001. This increase was primarily due to a cumulative effect of a change in accounting principle of $23.9 million related to our adoption of SFAS No.133 on January 1, 2001, a loss of $85.1 million on interest rate agreements as a result of SFAS No. 133 and losses of $46.8 million on investments.

   Minority Interest. Minority interest expense represents the 2% accretion of the preferred membership units in our indirect subsidiary, CC VIII, LLC, issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc.

   Net Loss. Net loss increased by $474.0 million, from $1.5 billion for the nine months ended September 30, 2000 to $2.0 billion for the nine months ended September 30, 2001 as a result of the factors described above.

   LIQUIDITY AND CAPITAL RESOURCES

   Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, borrowings under our credit facilities and debt and equity transactions. Our cash flows from operating activities were $499.1 million and $837.3 million for the nine months ended September 30, 2001 and 2000, respectively. The decline in cash flows from operating activities was due primarily to timing of payments. As of September 30, 2001, we had $14.2 million in cash. In addition to the cash on hand as of September 30, 2001, we have unused availability of $2.9 billion under our bank credit facilities. In recent years, we have incurred significant additional debt to fund our capital expenditures and acquisitions. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. See "--Certain Trends and Uncertainties-- Restrictive Covenants" for further information.

   INVESTING ACTIVITIES

   Capital Expenditures. We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable systems, as well as for system improvements, for the development of new products and services and deployment of digital converters and cable modems. Upgrading our cable systems will enable us to offer an increasing variety of advanced products and services, including digital television, additional channels and tiers, expanded pay-per-view options, cable modem high-speed Internet access, video-on-demand and interactive services, to a larger customer base.

   We made capital expenditures, excluding acquisitions of cable systems, of $2.1 billion and $1.8 billion for the nine months ended September 30, 2001 and 2000, respectively. The majority of the capital expenditures in 2001 relates to our rebuild and upgrade program and purchases of converters and cable modems, and was funded from cash flows from operations, the issuance of common stock and debt, and borrowings under credit facilities.

   Excluding the AT&T and Cable USA transactions, for 2001, 2002 and 2003, we expect to spend a total of approximately $2.9 billion, $1.9 billion and $1.2 billion, respectively, to upgrade and rebuild our systems in order to offer advanced services to our customers and for normal recurring capital expenditures which is an increase over our previous expectations due to increased capital expenditure amounts for the expansion of video-on-demand to our digital customers. Capital expenditures for the AT&T and Cable USA transactions are expected to be $150.0 million, $500.0 million, and $250.0 million in 2001, 2002, and 2003, respectively which includes $365.0 million for upgrades and rebuilds of these systems with the remainder allocated to normal recurring capital expenditures. Normal recurring capital expenditures will include extensions of systems, development of new products and services, purchases of converters and cable modems, system improvements and the build-out of advanced customer call centers. The amount that we spend on these types of capital expenditures will depend on the level of our growth in digital cable customer base and in the delivery of other advanced services. We currently anticipate that we will have sufficient capital to fund our capital expenditures through 2003, after which time we expect that cash flows from operations will fund our capital expenditures and interest expense. If there is accelerated growth in digital cable customers or in the delivery of other advanced services, or if we acquire substantial additional customers, however, we may need to obtain additional capital. If we are not able to obtain such capital it could adversely affect our ability to offer new products and services and compete effectively, and could adversely affect our growth, financial condition and results of operations. See "-- Certain Trends and Uncertainties" for further information.

   FINANCING ACTIVITIES

   As of September 30, 2001 and December 31, 2000, long-term debt totaled approximately $14.3 billion and $12.3 billion, respectively. This debt was comprised of approximately $6.1 billion and $7.3 billion of bank debt and $8.2 billion and $5.0 billion of high-yield bonds at September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001 and December 31, 2000, the weighted average rate on the bank debt was approximately 6.3% and 8.8%, respectively, while the weighted average rate on the high-yield debt was approximately 10.0% and 9.5%, respectively, resulting in a blended weighted average rate of 8.6% and 8.9%, respectively. Approximately 76% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of September 30, 2001 as compared to approximately 57% as of December 31, 2000.

   January 2001 Charter Holdings Notes. In January 2001, the Company and Charter
   ------------------------------------
Capital issued $900.0 million 10.75% senior notes due 2009, $500.0 million 11.125% senior notes due 2011 and $350.6 million 13.5% senior discount notes due 2011 with a principal amount at maturity of $675.0 million. The net proceeds were approximately $1.7 billion, after giving effect to discounts, commissions and expenses. The net proceeds from the January 2001 Charter Holdings notes were used to repay all remaining amounts outstanding under the Charter Holdings 2000 senior bridge loan facility and the CC VI (Fanch) revolving credit facility and a portion of the amounts outstanding under the Charter Operating and the CC VII (Falcon) revolving credit facilities, and for general corporate purposes.

   The 10.75% senior notes are not redeemable prior to maturity. Interest is payable semi-annually on April 1 and October 1, beginning October 1, 2001 until maturity.

   The 11.125% senior notes are redeemable at our option at amounts decreasing from 105.563% to 100% of par value beginning on January 15, 2006, plus accrued and unpaid interest, to the date of redemption. At any time prior to January 15, 2004, the issuers may redeem up to 35% of the aggregate principal amount of the 11.125% senior notes at a redemption price of 111.125% of the principal amount under certain conditions. Interest is payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2001, until maturity.

   The 13.5% senior discount notes are redeemable at the option of the issuers at amounts decreasing from 106.750% to 100% of the accreted value beginning January 15, 2006. At any time prior to January 15, 2004, the issuers may redeem up to 35% of the aggregate principal amount of the 13.5% senior discount notes at a redemption price of 113.5% of the accreted value under certain conditions. Interest is payable in arrears on January 15 and July 15, beginning on July 15, 2006, until maturity. The discount on the 13.5% senior discount notes is being accreted using the effective interest method.

   May 2001 Charter Holdings Notes. The May 2001 Charter Holdings notes were
   --------------------------------
issued under six separate indentures, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee.

   The May 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The May 2001 9.625% Charter Holdings notes issued in the aggregate principal amount of $350.0 million mature on November 15, 2009. The May 2001 10.000% Charter Holdings notes issued in the aggregate principal amount of $575.0 million mature on May 15, 2011. The May

2011 11.750% Charter Holdings notes issued in the aggregate principal amount at maturity of $1.018 billion mature on May 15, 2011. Cash interest on the May 2001 11.750% Charter Holdings notes will not accrue prior to May 15, 2006.

   The May 2001 Charter Holdings notes are senior debts of Charter Holdings and Charter Capital. They rank equally with the current and future unsecured and unsubordinated debt of Charter Holdings, including the March 1999, January 2000 and January 2001 notes.

   The Company and Charter Capital will not have the right to redeem the May 2001 9.625% Charter Holdings notes prior to their maturity date on November 15, 2009. Before May 15, 2004, the Company and Charter Capital may redeem up to 35% of the May 2001 10.000% Charter Holdings notes and the May 2001 11.750% Charter Holdings notes, in each case, at a premium with proceeds of certain offerings of equity securities. In addition, on or after May 15, 2006, the Company and Charter Capital may redeem some or all of the May 2001 10.000% Charter Holdings notes and the May 2001 11.750% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of the May 2001 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after May 15, 2009.

   In the event of a specified change of control event, the Company and Charter Capital must offer to repurchase any then outstanding May 2001 Charter Holdings notes at 101% of their aggregate principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

   The indentures governing the May 2001 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the Charter Holdings March 1999, January 2000 and January 2001 notes.

   Capital Transaction. In May 2001, Charter issued 4.75% convertible senior
   -------------------
notes due 2006 in the aggregate principal amount of $632.5 million. Charter used the net proceeds from the sale of these notes to purchase from Charter Holdco a mirror convertible senior note with terms substantially similar to the terms of the convertible senior notes issued by Charter. Charter Holdco used the net proceeds of approximately $0.6 million from the sale of the mirror convertible note to purchase common equity in the Company. Also, in May 2001, Charter sold shares of its Class A common stock for total proceeds of approximately $1.21 billion. Charter used the net proceeds from the sale to purchase additional membership units in Charter Holdco which used approximately $0.7 million of such proceeds to purchase common equity in the Company. Such transactions are reflected as a total capital contribution of approximately $1.3 million in the three and nine months ended September 30, 2001.

   RECENT DEVELOPMENTS

   High Speed Access Corp.

   On September 28, 2001, Charter Holdco and High Speed Access Corp. (HSA), signed a definitive asset purchase agreement for Charter Holdco to purchase the contracts and associated assets of HSA that serve the Company's customers for a purchase price of approximately $81.1 million in cash and the assumption of certain liabilities, subject to certain closing adjustments and indemnity reserves. The agreement has been approved by the directors of Charter and HSA, and is expected to close later this year subject to certain closing conditions, including regulatory review and approval by HSA's shareholders. Charter Holdco, Vulcan and HSA directors, who collectively possess a majority of the voting power of HSA, have agreed to vote their shares in favor of the transaction. The transaction is also subject to approval by a majority of the votes cast by holders of HSA's common stock, other than Charter Holdco, Vulcan and certain officers and directors of HSA. As of September 30, 2001, the carrying value of Charter's investment in HSA is zero.

   In connection with the HSA transaction contemplated above, Charter Holdco and Vulcan Ventures, a related party, entered into a stock purchase agreement pursuant to which Charter Holdco will purchase from Vulcan Ventures 38,000 shares of HSA Series D preferred stock, which represents all of HSA's Series D preferred stock owned by Vulcan Ventures. The purchase price will be $8.0 million in cash and closing of the sale will occur immediately prior to the closing of the asset purchase agreement. The stock purchase agreement will terminate if the asset purchase agreement is terminated. As part of the consideration for the asset purchase agreement, all of the Series D preferred stock of HSA held by our subsidiary, Charter Ventures, and purchased from Vulcan Ventures will be cancelled.

   OUTLOOK

   During the third quarter of 2001, we have continued to aggressively roll out our advanced services, focusing on our digital cable and cable modem businesses. We expect 2001 revenue growth of 12.5% to 13.5% and operating cash flow growth after corporate overhead expense of 10% to 11%. Basic customer growth is expected to approximate 1% in 2001. Digital customer growth is expected to increase dramatically from
1.07 million customers at December 31, 2000 to more than 2.15 million customers by the end of 2001. Cable modem growth in the third quarter exceeded our targeted range and we believe we will end 2001 with 630,000 data customers. In addition, we expect video-on-demand to be available to approximately 2.2 million homes passed by the end of the year. Our guidance does not include undetermined transitional costs related to the restructuring of our high-speed data network for approximately 20% of our data customers due to the bankruptcy of Excite@Home Corporation. Telephony initiatives will continue to be tested and developed during 2001 with market entry targeted for 2002 or 2003. Furthermore, we will continue our focus on interactive TV, with trials currently in process and expected launches in several markets beginning in 2001. Our advanced technology team is working on digital video recorder (DVR) capability in advanced digital set-top terminals and wireless home networking. Set-top terminals with built-in DVR functionality should be available to our digital customers in 2002.

   NEW ACCOUNTING STANDARDS

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

   Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Company on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. Upon adoption, the Company will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Company will test these assets for impairment at least annually. Other than during any periods in which the Company may record a charge for impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Company's preliminary evaluation, the estimated costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $338.9 million and $973.1 million, respectively.

   Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

   CERTAIN TRENDS AND UNCERTAINTIES

   The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report, that could materially impact our business, results of operations and financial condition.

   Substantial Leverage. As of September 30, 2001, our total debt was approximately $14.3 billion. Although we anticipate we will have sufficient capital to fund our capital expenditures through 2003, we may incur significant additional debt in the future to fund the expansion, maintenance and upgrade of our cable systems. Our ability to make payments on our debt and fund our ongoing operations will depend on our ability to generate cash flow from operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our existing credit facilities, new facilities or from other sources of financing at acceptable rates or in an amount sufficient to enable us to repay our debt, to grow our business or to fund our other liquidity and capital needs.

   Variable Interest Rates. At September 30, 2001, excluding the effects of hedging, approximately 42.7% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of September 30, 2001 and December 31, 2000, the weighted average rate on the bank debt was approximately 6.3% and 8.8%, respectively, while the weighted average rate on the high-yield debt was approximately 10.0% and 9.5%, respectively, resulting in a blended weighted average rate of 8.6% and 8.9%, respectively. Approximately 76% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of September 30, 2001 as compared to approximately 57% at December 31, 2000.

   Restrictive Covenants. Our credit facilities and the indentures governing our outstanding debt contain a number of significant covenants that, among other things, restrict our ability and the ability of our subsidiaries to:

   -- pay dividends or make other distributions;
   -- make certain investments or acquisitions;
   -- dispose of assets or merge;
   -- incur additional debt;
   -- issue equity;
   -- repurchase or redeem equity interests and debt;
   -- create liens; and
   -- pledge assets.

   Furthermore, in accordance with our credit facilities we are required to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in default under the applicable debt agreement or instrument, which could trigger acceleration of the debt. Any default under our credit facilities or the indentures governing our outstanding debt may adversely affect our growth, our financial condition and our results of operations and the ability to repay amounts due under our publicly held debt.

   New Services and Products Growth Strategy. We expect that a substantial portion of any of our future growth will be achieved through revenues from additional services and products. We cannot assure you that we will be able to offer new advanced services and products successfully to our customers or that those new advanced services and products will generate revenues. If we are unable to grow our cash flow sufficiently through our growth strategy, we may be unable to fulfill our obligations or obtain alternative financing. Further, due to declining market conditions and slowing economic trends during recent months, both before and after the terrorist attacks on September 11, 2001, we cannot assure you that we will be able to achieve our planned levels of growth as these events may negatively affect the demand for our additional services and products.

   Management of Growth. We have experienced rapid growth that has placed and is expected to continue to place a significant strain on our management, operations and other resources. Our future success will depend in part on our ability to continue to successfully integrate the operations acquired and to attract and retain qualified personnel. The failure to retain or obtain needed personnel or to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on our business, results of operations and financial condition.

   Regulation and Legislation. Cable systems are extensively regulated at the federal, state, and local level, including federal rate regulation and municipal approval of grants of franchise agreements and their terms, including requirements to upgrade cable plant equipment.

   Cable operators also face significant regulation of their channel capacity. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the Federal Communications Commission (FCC) were to require cable systems to carry both the analog and digital versions of local broadcast signals. The FCC is currently conducting a proceeding in which it is considering this channel usage possibility, although it recently issued a tentative decision against such dual carriage.

   There is also uncertainty whether local franchising authorities, state regulators, the FCC or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Recently, two federal circuit courts struck down as unlawful open-access requirements imposed by different franchising authorities. In response to the first such ruling, the FCC initiated a proceeding to categorize cable-delivered Internet service and perhaps establish an appropriate regulatory scheme. Company-specific open-access requirements were imposed on Time Warner cable systems in connection with the AOL merger.

   Although cable system attachments to public utility poles historically have been regulated at the federal or state level, utility pole owners in many areas are attempting to circumvent or eliminate pole regulation by raising fees and imposing other costs on cable operators and others. In addition, the provision of non-traditional cable services, like the provision of Internet access, may endanger that regulatory protection. The Eleventh Circuit Court of Appeals recently ruled such services left cable attachments ineligible for regulatory protection, and certain utilities already have proposed vastly higher pole attachment rates. The Eleventh Circuit decision is under review by the United States Supreme Court. If the case is upheld and certain of our cable attachments are ineligible for regulatory protection, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These increased costs could adversely impact our profitability and discourage system upgrades and the introduction of new products and services.

   Economic Slowdown; Terrorism; and Armed Conflict. Although we do not believe that the recent terrorist attacks and the subsequent armed conflict and related events have resulted in any material changes to the Company's business and operations for the period ended September 30, 2001, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to the Company's physical facilities. Terrorism and the related events may have other adverse effects on the Company, in ways that cannot be presently predicted.

   Excite@Home Corporation. On September 28, 2001, Excite@Home Corporation, the provider of high-speed Internet access service to approximately 130,000 of our data customers, representing approximately 20% of our total data customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. While there can be no assurance that further developments in this bankruptcy proceeding will not adversely affect the Company's ability to provide high-speed Internet access, the Company believes that it will be able to continue to provide such services to existing and new customers through current and future high-speed Internet access vendor relationships. There can be no assurance that future developments will not result in additional costs for the Company, including costs to accelerate rebuild efforts of associated cable plant, costs to negotiate alternative vendor services, and loss of current data customers.

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   INTEREST RATE RISK

   We use interest rate risk management derivative instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of our credit facilities. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Interest rate collar agreements are used to limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

   Effective January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). Our interest rate agreements are recorded in the consolidated balance sheet at September 30, 2001 as either an asset or liability measured at fair value. In connection with the adoption of SFAS No. 133, we recorded a loss of $23.9 million for the cumulative effect of change in accounting principle as other expense. The effect of adoption was to increase other expense resulting in increased loss before minority interest and net loss by $23.9 million and $9.8 million, respectively, for the nine months ended September 30, 2001.

   We have certain interest rate derivative instruments which have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three and nine month periods ended September 30, 2001, other expense includes $1.5 million and $0.9 million of losses, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. At September 30, 2001, included in accumulated other comprehensive loss was a loss of $41.3 million related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

   Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three and nine months ended September 30, 2001, the Company recorded other expense of $70.9 million and $84.2 million for interest rate derivative instruments not designated as hedges.

   At September 30, 2001 and December 31, 2000, we had outstanding $2.5 billion and $1.9 billion, $15.0 million and $15.0 million, and $520.0 million and $520.0 million, respectively, in notional amounts of interest rate swaps, caps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.

   As indicated under "--Financing Activities" in "Management's Discussion and Analysis", in January 2001, the Company and Charter Capital issued $900.0 million 10.75% senior notes due 2009, $500.0 million 11.125% senior notes due 2011 and $350.6 million 13.5% senior discount notes due 2011 with a principal amount at maturity of $675.0 million for net proceeds totaling $1.7 billion. These proceeds were used to repay all remaining amounts outstanding under the Charter Holdings 2000 senior bridge loan facility and the CC VI (Fanch) revolving credit facility and a portion of the amounts outstanding under the Charter Operating and the CC VII (Falcon) revolving credit facilities, and for general corporate purposes. In May 2001, the Company and Charter Capital issued $350.0 million 9.625% senior notes due 2009, $575.0 million 10.000% senior notes due 2011 and senior discount notes with an aggregate principal amount at maturity of $1.0 billion 11.750% senior discount notes due 2011. The net proceeds were used to pay the cash purchase price of the AT&T transactions, repay certain amounts outstanding under the revolving portions of the credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures. The fair value of our total fixed-rate debt was $7.5 billion and $5.5 billion at September 30, 2001 and December 31, 2000, respectively. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximated the carrying value of $6.1 billion and $7.3 billion at September 30, 2001 and December 31, 2000, respectively, since this debt bears interest at current market rates.

   As of September 30, 2001 and December 31, 2000, long-term debt totaled approximately $14.3 billion and $12.3 billion, respectively. This debt was comprised of approximately $6.1 billion and $7.3 billion of bank debt and $8.2 billion and $5.0 billion of high-yield debt at September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001 and December 31, 2000, the weighted average rate on the bank debt was approximately 6.3% and 8.8%, respectively, while the weighted average rate on the high-yield debt was approximately 10.0% and 9.5%, respectively, resulting in a blended weighted average rate of 8.6% and 8.9%, respectively. Approximately 76% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of September 30, 2001 as compared to approximately 57% at December 31, 2000.

                           PART II. OTHER INFORMATION.


ITEM 1. LEGAL PROCEEDINGS.

   We are subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect our consolidated financial position, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  EXHIBITS

2.1(a) First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Marcus Cable of Alabama, L.L.C., on the one hand, and TCI of Selma, Inc., TCI of Lee County, Inc., TCI Cablevision of Alabama, Inc., Alabama T.V. Cable, Inc. and TCI Southeast, Inc., on the other hand (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

2.1(b) First Amendment to Reorganization Agreement, dated as of June 30, 2001, among Marcus Cable of Alabama, L.L.C., as assignee of Charter Communications, Inc., on the one hand, and TCI TKR of Alabama, Inc. and TCI Southeast, Inc., on the other hand (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

2.1(c) First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Falcon Cable Systems Company II, L.P., on the one hand, and AT&T Broadband, LLC, Communication Services, Inc., Ohio Cablevision Network, Inc., TCI Cablevision of California, Inc. and TCI Washington Associates, L.P., on the other hand (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

2.1(d) First Amendment to Reorganization Agreement, dated as of June 30, 2001, among Falcon Cable Systems Company II, L.P., as assignee of Charter Communications, Inc., on the one hand, and TCI Cablevision of Nevada, Inc. and TCI West, Inc., on the other hand (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

2.1(e) First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Charter Communications, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC and Falcon Cable Media, on the one hand, and TCI Cable Partners of St. Louis, L.P. and TCI Cablevision of Missouri, Inc., on the other hand (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

2.1(f) First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Charter Communications Entertainment I, LLC, on the one hand, and St. Louis Tele-Communications, Inc., TCI Cable Partners of St. Louis, L.P., TCI Cablevision of Missouri, Inc., TCI of Illinois, Inc., TCI TKR of Central Florida, Inc. and TCI Holdings, Inc., on the other hand (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

2.1(g) First Amendment to Agreement Regarding Closing Matters, dated as of June 30, 2001, among Charter Communications, Inc., on behalf of itself, Marcus Cable of Alabama, L.L.C., Falcon Cable Systems Company II, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Cable Media, and Charter Communications Entertainment I, LLC, on the one hand, and AT&T Broadband, LLC, on behalf of itself, TCI TKR of Alabama, Inc., TCI of Selma, Inc., TCI of Lee County, TCI Cablevision of Alabama, Inc. and Alabama T.V. Cable, Inc., TCI Southeast, Inc., TCI Cablevision of Nevada, Inc., TCI West, Inc., Communications Services, Inc., Ohio Cablevision Network, Inc., TCI Cablevision of California, Inc., TCI Washington Associates, LP., TCI of Illinois, Inc., TCI Cablevision of Missouri, Inc., St. Louis Tele-Communications, Inc., TCI Cable Partners of St. Louis, L.P., TCI TKR of Central Florida, Inc. and TCI Holdings, Inc., on the other hand (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

2.2(a) Asset Purchase Agreement, dated as of September 28, 2001, between High Speed Access Corp. and Charter Communications Holding Company, LLC (including as Exhibit A, the Form of Voting Agreement, as Exhibit B, the form of Management Agreement, as Exhibit C, the form of License Agreement, and as Exhibit D, the Form of Billing Letter Agreement) (Incorporated by reference to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 000-56431)).

2.2(b) Services and Management Agreement, dated as of September 28, 2001, between High Speed Access Corp. and Charter Communications, Inc. (Incorporated by reference to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.2(c) License Agreement, dated as of September 28, 2001, between High Speed Access Corp., HSA International, Inc. and Charter Communications Holding Company, LLC. (Incorporated by reference to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.2(d) Stock Purchase Agreement, dated as of September 28, 2001, by and among Vulcan Ventures Incorporated and Charter Communications Holding Company, LLC. (Incorporated by reference to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.2 (e) Voting Agreement, dated as of September 28, 2001, between High Speed Access Corp, Charter Communications Ventures, LLC, Vulcan Ventures Incorporated and certain directors party thereto (Incorporated by reference to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

3.1 Certificate of Designation of Series A Convertible Redeemable Preferred Stock of Charter Communications, Inc. and related Certificate of Correction of Certificate of Designation (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

3.2 Amended and Restated By-laws of Charter Communications, Inc. as of June 6, 2001 (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

10.1 Agreement, dated as of September 24, 2001, by and between Jerald Kent and Charter Communications, Inc. (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

10.2 Employment Agreement, dated as of September 28, 2001, by and between Kent
D. Kalkwarf and Charter Communications, Inc. (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

10.3 Employment Agreement, dated as of September 28, 2001, by and between David
G. Barford and Charter Communications, Inc. (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

10.4 Employment Agreement, dated as of October 8, 2001, by and between Carl E. Vogel and Charter Communications, Inc. (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

10.5 Employment Agreement, dated as of October 18 2001, by and between Stephen
E. Silva and Charter Communications, Inc. (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

10.6 Employment Agreement, dated as of October 30, 2001, by and between David L. McCall and Charter Communications, Inc. (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

10.7 Employment Agreement, dated as of October 30, 2001, by and between James H. Smith, III and Charter Communications, Inc. (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

10.8 Credit Agreement, dated as of June 30, 1998, as Amended and Restated as of November 12, 1999, as further Amended and Restated as of September 26, 2001, among Falcon Cable Communications, LLC, certain guarantors, and several financial institutions or entities named therein. (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

10.9 Amendment to the Charter Communications, Inc. 2001 Stock Incentive Plan. (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 13, 2001 (File No. 000-27927)).

   (b) REPORTS ON FORM 8-K

   On September 24, 2001, the Registrant filed a current report on Form 8-K to announce the resignation of Jerald Kent, President and Chief Executive Officer.

   On October 4, 2001, the Registrant filed a current report on Form 8-K to announce the execution of long-term employment agreements for Kent D. Kalkwarf, Executive Vice President and Chief Financial Officer; and David G. Barford, Executive Vice President and Chief Operating Officer and to announce the execution of a definitive agreement to purchase substantially all of the assets used by High Speed Access Corp. to serve the Company's high-speed data customers.

   On October 11, 2001, the Registrant filed a current report on Form 8-K to announce the Board of Directors' selection of Carl Vogel as the new President and Chief Executive Officer and as a member of the Company's Board of Directors and its Executive Committee.

                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CHARTER COMMUNICATIONS HOLDINGS, LLC,
                                     a registrant

                                     By: CHARTER COMMUNICATIONS, INC.,
                                         Sole Manager

Dated:   November 14, 2001           By: /s/ Kent D. Kalkwarf
                                         ---------------------------------------
                                     Name:  Kent D. Kalkwarf
                                     Title: Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)


                                     CHARTER COMMUNICATIONS HOLDINGS
                                     CAPITAL CORPORATION
                                     a registrant

Dated:  November 14, 2001            By: /s/ Kent D. Kalkwarf
                                         ---------------------------------------
                                     Name:  Kent D. Kalkwarf
                                     Title: Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)