Form 10-Q
period 2003-09-30
CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP; CHARTER COMMUNICATIONS HOLDINGS LLC
filed 2003-11-12
CIK 1085475, 1085476

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------


     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________TO _________

                        COMMISSION FILE NUMBER: 333-77499
                                               333-77499-01

                      CHARTER COMMUNICATIONS HOLDINGS, LLC
              CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION *
           ----------------------------------------------------------
           (Exact name of registrants as specified in their charters)

           DELAWARE                                     43-1843179
           DELAWARE                                     43-1843177
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                             12405 POWERSCOURT DRIVE
                            ST. LOUIS, MISSOURI 63131
                          ----------------------------
           (Address of principal executive offices including zip code)

                                 (314) 965-0555
                                 --------------
              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of October 31, 2003: 100

* Charter Communications Holdings Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing with the reduced disclosure format.


================================================================================

                      CHARTER COMMUNICATIONS HOLDINGS, LLC
               CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I. FINANCIAL INFORMATION

      Item 1.    Independent Accountants' Review Report.................................................        4
                 Financial Statements - Charter Communications Holdings, LLC and Subsidiaries
                 Condensed Consolidated Balance Sheets as of September 30, 2003 and
                 December 31, 2002......................................................................        5
                 Condensed Consolidated Statements of Operations for the three and
                 nine months ended September 30, 2003 and 2002..........................................        6
                 Condensed Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 2003 and 2002..........................................        7
                 Notes to Condensed Consolidated Financial Statements...................................        8

      Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..       22

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............................       45

      Item 4.    Controls and Procedures................................................................       45

PART II. OTHER INFORMATION

      Item 1.    Legal Proceedings......................................................................       47

      Item 4.    Submission of Matters to a Vote of Security Holders....................................       49

      Item 6.    Exhibits and Reports on Form 8-K.......................................................       49

SIGNATURES       .......................................................................................       52

EXHIBIT INDEX    .......................................................................................       53


This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows Charter Holdings to "incorporate by reference" information that Charter Holdings files with it, which means that Charter Holdings can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that Charter Holdings files with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Charter Holdings " refers to Charter Communications Holdings, LLC and its subsidiaries, unless the context requires otherwise.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the "SEC", and include, but are not limited to:

     o our ability to sustain and grow revenues and cash flows from operating activities by offering video and data services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

     o our and our subsidiaries' ability to comply with all covenants in our indentures and their credit facilities and indentures, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross default provisions;

     o our, our parent companies' and our subsidiaries' ability to refinance remaining debt as it becomes due;

     o availability of funds to meet interest payment obligations under our and our parent and subsidiary companies' debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

     o any adverse consequences arising out of our and our subsidiaries' prior restatement of the financial statements described herein;

     o the results of the pending grand jury investigation by the United States Attorney's Office for the Eastern District of Missouri, the pending SEC Division of Enforcement investigation and the putative class action and derivative shareholders litigation against Charter Communications, Inc.;

     o our ability to obtain programming at reasonable prices or pass cost increases on to our customers;

     o    general business conditions, economic uncertainty or slowdown; and

     o the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We undertake no duty or obligation to update any of the forward-looking statements after the date of this Quarterly Report.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

        ---------------------------------------------------------------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Member
Charter Communications Holdings, LLC:

We have reviewed the accompanying interim condensed consolidated balance sheet of Charter Communications Holdings, LLC, and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the interim condensed consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

As discussed in Note 14 to the interim condensed consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure."

/s/ KPMG LLP

St. Louis, Missouri
November 7, 2003

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)


                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                        2003             2002
                                                                   ---------------- ----------------
                                                                     (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $     52         $    310
  Accounts receivable, less allowance for doubtful accounts of
     $17 and $19, respectively                                             187              253
  Receivables from related party                                            85               50
  Prepaid expenses and other current assets                                 28               40
                                                                      --------         --------
       Total current assets                                                352              653
                                                                      --------         --------
INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net of accumulated
     depreciation of $3,515 and $2,550, respectively                     6,862            7,460
  Franchises, net of accumulated amortization
     of $3,458 and $3,452, respectively                                 13,721           13,727
                                                                      --------         --------
        Total investment in cable properties, net                       20,583           21,187
                                                                      --------         --------
OTHER NONCURRENT ASSETS                                                    307              316
                                                                      --------         --------
        Total assets                                                  $ 21,242         $ 22,156
                                                                      ========         ========

                         LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $  1,128         $  1,250
                                                                      --------         --------
        Total current liabilities                                        1,128            1,250
                                                                      --------         --------
LONG-TERM DEBT                                                          17,724           17,288
                                                                      --------         --------
LOANS PAYABLE - RELATED PARTIES                                             37               73
                                                                      --------         --------
DEFERRED MANAGEMENT FEES - RELATED PARTY                                    14               14
                                                                      --------         --------
OTHER LONG-TERM LIABILITIES                                                838              932
                                                                      --------         --------
MINORITY INTEREST                                                          704              693
                                                                      --------         --------
MEMBER'S EQUITY:
  Member's equity                                                          872            2,011
  Accumulated other comprehensive loss                                     (75)            (105)
                                                                      --------         --------
      Total member's equity                                                797            1,906
                                                                      --------         --------
      Total liabilities and member's equity                           $ 21,242         $ 22,156
                                                                      ========         ========




See accompanying notes to condensed consolidated financial statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)
                                    UNAUDITED


                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 ------------------------          ------------------------
                                                                   2003             2002             2003            2002
                                                                 -------          -------          -------          -------
                                                                                 (RESTATED)                        (RESTATED)

REVENUES                                                         $ 1,207          $ 1,166          $ 3,602          $ 3,377
                                                                 -------          -------          -------          -------
COSTS AND EXPENSES:
  Operating (excluding depreciation and amortization and
       other items listed below)                                     484              457            1,457            1,330
  Selling, general and administrative                                235              243              702              708
  Depreciation and amortization                                      362              374            1,118            1,061
  Option compensation expense, net                                     1                1                1                4
  Special charges, net                                                 8               --               18                1
                                                                 -------          -------          -------          -------
                                                                   1,090            1,075            3,296            3,104
                                                                 -------          -------          -------          -------
       Income from operations                                        117               91              306              273
                                                                 -------          -------          -------          -------
OTHER INCOME AND EXPENSE:
  Interest expense, net                                             (368)            (359)          (1,103)          (1,054)
  Gain (loss) on derivative instruments and hedging                   31              (76)              35             (106)
activities, net
  Gain on debt exchange, net                                         187               --              187               --
  Other, net                                                          (2)              (1)              (3)              (5)
                                                                 -------          -------          -------          -------
                                                                    (152)            (436)            (884)          (1,165)
                                                                 -------          -------          -------          -------
       Loss before minority interest, income taxes and
      cumulative effect of accounting change                         (35)            (345)            (578)            (892)
MINORITY INTEREST                                                     (4)              (4)             (11)             (11)
                                                                 -------          -------          -------          -------
       Loss before income taxes and cumulative effect of
      accounting change                                              (39)            (349)            (589)            (903)
INCOME TAX BENEFIT (EXPENSE)                                          (1)              13               (3)              27
                                                                 -------          -------          -------          -------
      Loss before cumulative effect of accounting change             (40)            (336)            (592)            (876)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                    --               --               --             (540)
                                                                 -------          -------          -------          -------
       Net loss                                                  $   (40)         $  (336)         $  (592)         $(1,416)
                                                                 =======          =======          =======          =======


See accompanying notes to condensed consolidated financial statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                    UNAUDITED

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       --------------------------------
                                                                                           2003              2002
                                                                                       -------------     --------------
                                                                                                           (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $  (592)         $(1,416)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Minority interest                                                                          11               11
    Depreciation and amortization                                                           1,118            1,061
    Noncash interest expense                                                                  313              285
    Loss (gain) on derivative instruments and hedging activities, net                         (35)             106
    Gain on debt exchange, net                                                               (187)              --
    Deferred income taxes                                                                       3              (27)
    Cumulative effect of accounting change, net                                                --              540
    Other, net                                                                                  1                6
  Changes in operating assets and liabilities, net of effects from acquisitions:
    Accounts receivable                                                                        66               31
    Prepaid expenses and other assets                                                           6                1
    Accounts payable, accrued expenses and other                                              (50)             (35)
    Receivables from and payables to related party, including deferred
       management fees                                                                        (64)             (60)
                                                                                          -------          -------
       Net cash flows from operating activities                                               590              503
                                                                                          -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                 (481)          (1,550)
  Change in accounts payable and accrued expenses related to capital expenditures            (102)             (89)
  Payments for acquisitions, net of cash acquired                                              --             (140)
  Purchases of investments                                                                     (6)              (5)
  Other, net                                                                                   (3)               1
                                                                                          -------          -------
       Net cash flows from investing activities                                              (592)          (1,783)
                                                                                          -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt                                                                452            2,440
  Repayments of long-term debt                                                               (646)          (1,486)
  Proceeds from issuance of debt                                                               30              895
  Payments for debt issuance costs                                                            (30)             (40)
  Repayments to related parties                                                               (36)            (109)
  Capital contributions                                                                        --               88
  Distributions                                                                               (26)              (6)
                                                                                          -------          -------
       Net cash flows from financing activities                                              (256)           1,782
                                                                                          -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (258)             502
CASH AND CASH EQUIVALENTS, beginning of period                                                310                2
                                                                                          -------          -------
CASH AND CASH EQUIVALENTS, end of period                                                  $    52          $   504
                                                                                          =======          =======
CASH PAID FOR INTEREST                                                                    $   710          $   658
                                                                                          =======          =======
NONCASH TRANSACTIONS:
  Issuance of debt by CCH II, LLC                                                         $ 1,572          $    --
                                                                                          =======          =======
  Retirement of debt                                                                      $ 1,257          $    --
                                                                                          =======          =======
  CCH II, LLC notes distributed to retire parent company debt                             $   521          $    --
                                                                                          =======          =======

See accompanying notes to condensed consolidated financial statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Charter Communications Holdings, LLC (Charter Holdings) is a holding company whose principal assets at September 30, 2003 are equity interests in its cable operating subsidiaries. Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC (Charter Holdco), which is a subsidiary of Charter Communications, Inc. (Charter). The consolidated financial statements include the accounts of Charter Holdings and all of its direct and indirect subsidiaries. Charter Holdings and its subsidiaries are collectively referred to herein as the "Company." All material intercompany transactions and balances have been eliminated in consolidation. The Company owns and operates cable systems that provide a full range of video, data, telephony and other advanced broadband services. The Company also provides commercial high-speed data, video, telephony and Internet services and sells advertising and production services.

In June 2003, the Company commenced an organizational restructuring, which consisted of the Company first forming CCH II, LLC (CCH II) and then contributing all of the equity interests in all of its subsidiaries (except Charter Communications Holdings Capital Corporation, the co-issuer of the Company's senior notes and senior discount notes, and Charter Communications Operating, LLC) to a newly-formed subsidiary (CCO NR Holdings, LLC), and then contributing CCO NR Holdings, LLC to Charter Communications Operating, LLC (Charter Operating). The Company then contributed Charter Operating to a newly formed subsidiary (CCO Holdings, LLC), which was then contributed to CCH II. Thereafter, CCH I, LLC (CCH I) was formed as a new subsidiary of the Company, and the Company contributed its interest in CCH II to CCH I.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant judgments and estimates include capitalization of labor and overhead costs, depreciation and amortization costs, impairments of property, plant and equipment, franchises and goodwill, income taxes and other contingencies. Actual results could differ from those estimates.

Reclassifications

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

2.   LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses of $40 million and $592 million for the three and nine months ended September 30, 2003, respectively, and $336 million and $1.4 billion for the three and nine months ended September 30, 2002, respectively. The Company's net cash flows from operating activities were $590 million and $503 million for the nine months ended September 30, 2003 and 2002, respectively. The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under the credit facilities of the Company's subsidiaries, equity contributions from Charter Holdco, by issuances of debt securities and cash on hand. The mix of funding sources changes from period to period, but for the nine months ended September 30, 2003, approximately 70% of the Company's funding requirements were from cash flows from operating activities and 30% was from cash on hand. For the nine months ended September 30, 2003, the Company decreased its borrowings under its

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

subsidiaries' credit facilities by $193 million and decreased cash on hand by $258 million.

The Company expects that cash on hand, cash flows from operating activities and the funds available under its subsidiaries' credit facilities will be adequate to meet its 2003 cash needs. However, these credit facilities are subject to certain restrictive covenants, portions of which are subject to the operating results of the Company's subsidiaries. The Company's 2003 operating plan anticipates maintaining compliance with these covenants. If the Company's actual operating results do not maintain compliance with these covenants, or if other events of noncompliance occur, funding under the bank facilities may not be available and defaults on some or potentially all debt obligations could occur. Additionally, no assurances can be given that the Company will not experience liquidity problems because of adverse market conditions or other unfavorable events or if the Company does not obtain sufficient additional financing on a timely basis. In order to improve the Company's subsidiaries' ability to satisfy their leverage ratio covenants under their credit facilities, the Company's subsidiary, CCO Holdings, LLC (CCO Holdings), completed a private placement of $500 million aggregate principal amount of 8.75% senior notes, described in Note 6.

On October 1, 2003 the Company closed on the sale of its Port Orchard, Washington system for approximately $91 million, subject to adjustments. On September 3, 2003, the Company signed a definitive agreement with Atlantic Broadband Finance, LLC for the sale of various cable television systems in Florida, Pennsylvania, Maryland, Delaware, New York and West Virginia for approximately $765 million, subject to adjustments. The closing of this transaction is expected to occur in the first half of 2004, but closing is subject to the condition that revenues for the applicable systems, as reported in the audited financial statements for the applicable systems, when issued, be not less than 97% of amounts reported in previously-delivered unaudited financial statements, as well as other customary closing conditions.

Charter, which is the sole manager of the Company, has a significant amount of debt, which will mature in 2005 and 2006. Charter's ability to make interest payments, or principal payments at maturity in 2005 and 2006, on its convertible senior notes is dependent on its ability to obtain additional financing and on the Company's and its other subsidiaries making distributions, loans, or payments to Charter Holdco, and on Charter Holdco paying or distributing such funds to Charter. Because Charter is the Company's sole manager, any financial or liquidity problems of Charter would be likely to cause serious disruption to the Company's business and to have a material adverse effect on the Company's operations and results. Any such event would likely adversely impact the Company's credit rating, and its relations with customers and suppliers, which could in turn further impair its ability to obtain financing and operate its business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could result in an event of default under the credit facilities of the Company's subsidiaries and require a change of control repurchase offer under the Company's outstanding notes. As discussed in Note 6, to partially address these liquidity concerns, the Company and its subsidiaries successfully completed a private placement of $500 million aggregate principal amount of 8.75% senior notes due 2013 by CCO Holdings to repay (but not to reduce permanently) principal amounts outstanding under the Company's subsidiaries' bank credit facilities and for general corporate purposes. Also, in September 2003, the Company and its indirect subsidiary, CCH II completed the purchase of an aggregate of $609 million principal amount of Charter's convertible senior notes and $1.3 billion principal amount of the senior notes and senior discount notes issued by the Company from institutional investors in a small number of privately negotiated transactions. In consideration for these securities, CCH II issued an aggregate of $1.6 billion principal amount of 10.25% notes due 2010. CCH II also issued an additional $30 million principal amount of 10.25% notes for an equivalent amount of cash and used the proceeds for transaction costs and for general corporate purposes.

The indentures governing the Company's notes permit the Company to make distributions up to its formulaic capacity to Charter Holdco for payment of interest on Charter's convertible senior notes, only if, after giving effect to the distribution, the Company can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under the indentures and other specified tests are met. The Company did not meet the leverage ratio test at September 30, 2003, and as a result, distributions from the Company to Charter will be subject to certain restrictions until that test is met. As of September 30, 2003, Charter Holdco had $39 million in cash on hand and is owed $37

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

million in intercompany loans, which are available to Charter Holdco to service interest on Charter's convertible senior notes.

The Company's long-term financing structure as of September 30, 2003 includes $7.6 billion of credit facility debt and $10.1 billion of high-yield notes. Approximately $108 million of this financing matures during the remainder of 2003, and the Company expects to fund this through availability under its credit facilities. Note 6 summarizes the Company's current availability under its credit facilities and its long-term debt.

3. RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

As discussed in the Company's 2002 Form 10-K, the Company identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and
(vii) other adjustments. These adjustments have been reflected in the accompanying condensed consolidated financial statements and reduced revenues for the three and nine months ended September 30, 2002 by $13 million and $38 million, respectively. The Company's consolidated net loss decreased by $125 million and increased by $105 million for the three and nine months ended September 30, 2002, respectively. In addition, as a result of certain of these adjustments, the Company's statement of cash flows for the nine months ended September 30, 2002 has been restated. Cash flows from operating activities for the nine months ended September 30, 2002 decreased by $29 million. The more significant categories of adjustments relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $10 million and $30 million for the three and nine months ended September 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $12 million and $35 million for the three and nine months ended September 30, 2002, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $2 million and $5 million for the three and nine months ended September 30, 2002, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of the Company's rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $13 million and $39 million for the three and nine months ended September 30, 2002, respectively.


Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $13 million and $32 million for the three and nine months ended September 30, 2002, respectively. The Company discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, the Company initiated a three-year program to replace and upgrade a substantial portion of its network. In connection with this plan, the Company assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that $1 billion of cable

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. The Company also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise costs by $627 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $115 million and $353 million for the three and nine months ended September 30, 2002, respectively.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $1.4 billion with a corresponding increase in deferred tax liabilities of $0.6 billion and to member's equity of $0.8 billion. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of the Company's rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by $627 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the cumulative effect of accounting change recorded upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 by $199 million, before tax effects, for the nine months ended September 30, 2002.

Other Adjustments. In addition to the items described above, other adjustments of expenses include additional amounts charged to special charges related to the 2001 restructuring plan, certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is a decrease of $1 million and an increase of $4 million for the three and nine months ended September 30, 2002, respectively.


The following tables summarize the effects of the adjustments on the condensed consolidated statements of operations and cash flows for the three and nine month ended September 30, 2002 (dollars in millions).

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS




                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2002                SEPTEMBER 30, 2002
                                                         ---------------------------       ---------------------------
                                                         AS PREVIOUSLY                     AS PREVIOUSLY
                                                            REPORTED        RESTATED         REPORTED         RESTATED
                                                         -------------      --------       -------------      --------
Revenues                                                   $ 1,179          $ 1,166          $ 3,415          $ 3,377
Income (loss) from operations                                  (17)              91              (47)             273
Minority interest                                               (3)              (3)             (10)             (11)
Cumulative effect of accounting change, net of tax              --               --              (83)            (540)
Net loss                                                      (461)            (336)          (1,311)          (1,416)


                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  NINE MONTHS ENDED
                                                                                 SEPTEMBER 30, 2002
                                                                         ------------------------------------
                                                                          AS PREVIOUSLY
                                                                            REPORTED             RESTATED
                                                                         ----------------     ---------------
     Net cash flows from operating activities                                  $   532             $   503
     Net cash flows from investing activities                                   (1,807)             (1,783)
     Net cash flows from financing activities                                    1,778               1,782


              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   FRANCHISES AND GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser perform valuations of its franchises as of January 1, 2002. Based on the guidance prescribed in Emerging Issues Task Force (EITF) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clusters of the Company's cable systems, which management believes represents the highest and best use of those assets. Fair value was determined based on estimated discounted future cash flows using reasonable and appropriate assumptions that are consistent with internal forecasts. As a result, the Company determined that franchises were impaired and recorded the cumulative effect of a change in accounting principle of $540 million (approximately $572 million before tax effects of $32 million). The effect of adoption was to increase net loss by $540 million. SFAS No. 142 does not permit the recognition of the customer relationship asset not previously recognized. Accordingly, the impairment included approximately $373 million before tax effects attributable to customer relationship values as of January 1, 2002.

In determining whether its franchises have an indefinite life, the Company considered the exclusivity of the franchise, its expected costs of franchise renewals, and the technological state of the associated cable systems with a view to whether or not the Company is in compliance with any technology upgrading requirements. Certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs are amortized on a straight-line basis over 10 years.

The following table presents the Company's indefinite-lived and finite-lived intangible assets as of September 30, 2003 and December 31, 2002 (dollars in millions):

                                    SEPTEMBER 30, 2003                                 DECEMBER 31, 2002
                            -------------------------------------          ---------------------------------------
                            GROSS                           NET            GROSS                             NET
                           CARRYING      ACCUMULATED      CARRYING        CARRYING       ACCUMULATED       CARRYING
                            AMOUNT      AMORTIZATION       AMOUNT          AMOUNT       AMORTIZATION        AMOUNT
                            ------      ------------       ------          ------       ------------        ------
INDEFINITE-LIVED
INTANGIBLE ASSETS:
  Franchise with
    indefinite
    lives                  $17,076         $ 3,428         $13,648         $17,076         $ 3,428         $13,648
  Goodwill                      54              --              54              54              --              54
                           -------         -------         -------         -------         -------         -------
                           $17,130         $ 3,428         $13,702         $17,130         $ 3,428         $13,702
                           =======         =======         =======         =======         =======         =======
 FINITE-LIVED
INTANGIBLE ASSETS:
  Franchises with
    finite lives           $   103         $    30         $    73         $   103         $    24         $    79
                           =======         =======         =======         =======         =======         =======


Franchise amortization expense for the three and nine months ended September 30, 2003 and 2002 was $2 million and $6 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $9 million. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of September 30, 2003 and December 31, 2002 (dollars in millions):

                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                               2003                 2002
                                                                          ----------------     ----------------
     Accounts payable                                                                $137                 $182
     Capital expenditures                                                              32                  134
     Accrued interest                                                                 315                  234
     Programming costs                                                                254                  282
     Accrued general and administrative                                               100                   91
     Franchise fees                                                                    58                   68
     State sales tax                                                                   65                   67
     Other accrued expenses                                                           167                  192
                                                                          ----------------     ----------------
                                                                                   $1,128               $1,250
                                                                          ================     ================

6.   LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 2003 and December 31, 2002 (dollars in millions):

                                                           SEPTEMBER 30, 2003             DECEMBER 31, 2002
                                                      ----------------------------    ----------------------------
                                                                        ACCRETED                       ACCRETED
                                                       FACE VALUE        VALUE         FACE VALUE        VALUE
                                                      ------------    ------------    -----------    -------------
     LONG-TERM DEBT
      Charter Holdings:
       March 1999
        8.250% senior notes due 2007                       451             450             600             599
        8.625% senior notes due 2009                     1,244           1,242           1,500           1,497
        9.920% senior discount notes due 2011            1,108           1,056           1,475           1,307
       January 2000
        10.000% senior notes due 2009                      640             640             675             675
        10.250% senior notes due 2010                      318             318             325             325
        11.750% senior discount notes due 2010             450             388             532             421
       January 2001
        10.750% senior notes due 2009                      874             873             900             900
        11.125% senior notes due 2011                      500             500             500             500
        13.500% senior discount notes due 2011             675             501             675             454
       May 2001
       9.625% senior notes due 2009                        290             290             350             350
       10.000% senior notes due 2011                       410             410             575             575
       11.750% senior discount notes due 2011              939             696           1,018             693
       January 2002
       9.625% senior notes due 2009                        350             348             350             348
       10.000% senior notes due 2011                       300             298             300             298
       12.125% senior discount notes due 2012              330             224             450             280
      CCH II:
       10.250% senior notes due 2010                     1,601           1,601              --              --
      Renaissance:
       10.00% senior discount notes due 2008               114             116             114             113
      CC V Holdings:


              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                           SEPTEMBER 30, 2003             DECEMBER 31, 2002
                                                      ----------------------------    ----------------------------
                                                                        ACCRETED                       ACCRETED
                                                       FACE VALUE        VALUE         FACE VALUE        VALUE
                                                      ------------    ------------    -----------    -------------
        11.875% senior discount notes due 2008             180             177             180             163
      Other long-term debt                                  --              --               1               1
     CREDIT FACILITIES
      Charter Operating                                  4,483           4,483           4,542           4,542
      CC VI                                                880             880             926             926
      Falcon Cable                                       1,133           1,133           1,155           1,155
      CC VIII Operating                                  1,100           1,100           1,166           1,166
                                                       -------         -------         -------         -------
                                                       $18,370         $17,724         $18,309         $17,288
                                                       =======         =======         =======         =======


Charter Operating Credit Facilities. The Charter Operating credit facilities were amended and restated as of June 19, 2003 to allow for the insertion of intermediate holding companies between the Company and Charter Operating. In exchange for the lenders' consent to the organizational restructuring described below, Charter Operating increased pricing by 50 basis points in the existing Charter Operating pricing grid across all levels.

Obligations under the Charter Operating credit facilities are guaranteed by the Company, CCO Holdings, LLC and by Charter Operating's subsidiaries, other than the non-recourse subsidiaries, subsidiaries precluded from so guaranteeing by reason of the provisions of other indebtedness to which they are subject, and immaterial subsidiaries. The obligations under the Charter Operating credit facilities are secured by pledges of all equity interests owned by Charter Operating in its direct subsidiaries, all equity interests owned by its guarantor subsidiaries in their respective subsidiaries, and intercompany obligations owing to Charter Operating and/or its guarantor subsidiaries by their affiliates. CCO Holdings has guaranteed Charter Operating's obligations under the credit facilities and pledged its equity interest in all of its direct subsidiaries, including Charter Operating, as collateral.

Exchange of Indebtedness. In September 2003, Charter, the Company and their indirect subsidiary, CCH II, completed the purchase of an aggregate of $609 million principal amount of Charter's convertible senior notes and $1.3 billion principal amount of the senior notes and senior discount notes issued by the Company from institutional investors in a small number of privately negotiated transactions. In consideration for these securities, CCH II issued an aggregate of $1.6 billion principal amount of 10.25% notes due 2010. CCH II also issued an additional $30 million principal amount of 10.25% notes for an equivalent amount of cash and used the proceeds for transaction costs and general corporate purposes. This transaction resulted in a gain on debt exchange of $187 million, which is net of the write-off of deferred financing costs of $18 million associated with the retired debt.

Private Placement. In November 2003, the Company completed a private placement of $500 million aggregate principal amount of 8.75% senior notes due 2013 by CCO Holdings. The 8.75% senior notes issued in the private placement have not been and will not be registered under the Securities Act of 1933 and may not be offered in the United States absent registration or an applicable exemption from registration requirements.

Vulcan Inc. Commitment. The Company's subsidiary entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen, pursuant to which Vulcan Inc. agreed to lend, or cause an affiliate to lend to CCO Holdings, LLC an aggregate amount of up to $300 million. As of September 30, 2003, the Company has not drawn on the facility, and it intends to terminate the commitment as a result of the recent private placement of $500 million aggregate principal amount of 8.75% senior notes due 2013 by CCO Holdings.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The table below presents the unused total potential availability under each of the Company's credit facilities and the availability as limited by financial covenants as of September 30, 2003, which become more restrictive over the term of each facility before becoming fixed (dollars in millions):

                                                      UNUSED TOTAL              AVAILABILITY AS
                                                       POTENTIAL              LIMITED BY FINANCIAL
                                                     AVAILABILITY                  COVENANTS
                                                 -----------------------    ------------------------

                 Charter Operating                                 $666                        $210
                 CC VI                                              234                          75
                 Falcon Cable                                       181                         133
                 CC VIII Operating                                  328                         317
                                                 -----------------------    ------------------------
                Total                                            $1,409                        $735
                                                 =======================    ========================


7.   COMPREHENSIVE LOSS

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets. The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in accumulated other comprehensive loss. Comprehensive loss for the three months ended September 30, 2003 and 2002 was $19 million and $394 million, respectively. Comprehensive loss for the nine months ended September 30, 2003 and 2002 was $562 million and $1.5 billion, respectively.

8.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of its credit facilities. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the condensed consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended September 30, 2003 and 2002, other income and expense includes gains of $0 and $2 million, respectively, and for the nine months ended September 30, 2003 and 2002, other expenses includes gains of $8 million and losses of $3 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss and minority interest. For the three and nine months ended September 30, 2003 a gain of $21 million and $30 million, respectively, and for the three and nine months ended September 30, 2002, a loss of $58 million and $70 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as a gain or loss on interest rate agreements. For the three months ended September 30, 2003 and 2002, the Company recorded, within other income and expense, income of $31 million and expense of $79 million, respectively, and for the nine months ended September 30, 2003 and 2002, recorded other income of $27 million and other expense of $103 million, respectively, for interest rate derivative instruments not designated as hedges.

At September 30, 2003 and December 31, 2002, the Company had outstanding $3.3 billion and $3.4 billion, respectively, and $520 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The Company does not hold collateral for these instruments and is therefore subject to credit loss in the event of nonperformance by the counterparty to the interest rate exchange agreement. However the counterparties are banks and we do not anticipate nonperformance by any of them on any interest rate exchange agreement.

9.   REVENUES

Revenues consist of the following for the three and nine months ended September 30, 2003 and 2002 (dollars in millions):

                                                THREE MONTHS                  NINE MONTHS
                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                          --------------------------    -------------------------
                                             2003           2002          2003           2002
                                          -----------    -----------    ----------    -----------
           Video                                $866           $862        $2,607         $2,553
           High-speed data                       145             91           403            231
           Advertising sales                      64             86           188            216
           Commercial                             52             41           149            117
           Other                                  80             86           255            260
                                          -----------    -----------    ----------    -----------
                                              $1,207         $1,166        $3,602         $3,377
                                          ===========    ===========    ==========    ===========


10.  OPERATING EXPENSES

Operating expenses consist of the following for the three and nine months ended September 30, 2003 and 2002 (dollars in millions):

                                                THREE MONTHS                  NINE MONTHS
                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                          --------------------------    -------------------------
                                             2003           2002          2003           2002
                                          -----------    -----------    ----------    -----------
           Programming costs                   $307            $296          $934           $873
           Advertising sales                     21              23            65             63
           Service costs                        156             138           458            394
                                          ----------     -----------    ----------    -----------
                                               $484            $457        $1,457         $1,330
                                          ==========     ===========    ==========    ===========


The Company has various contracts and other arrangements to obtain basic, premium and digital programming from program suppliers that receive compensation typically based on a monthly flat fee per customer. The cost of the

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


right to exhibit network programming under such arrangements is recorded in the month the programming is available for exhibition.

11.  SPECIAL CHARGES

In the fourth quarter of 2002, the Company recorded a special charge of $35 million, of which $31 million was associated with its workforce reduction program and the consolidation of its operations from three divisions and ten regions into five operating divisions, elimination of redundant practices and streamlining its management structure. The remaining $4 million related to legal and other costs associated with Charter's ongoing grand jury investigation, shareholder lawsuits and SEC investigation. The $31 million charge related to realignment activities, included severance costs of $28 million related to approximately 1,400 employees identified for termination as of December 31, 2002 and lease termination costs of $3 million. During the three and nine months ended September 30, 2003, an additional 400 and 1,100 employees, respectively, were identified for termination, and additional severance costs of $8 million and $23 million, respectively, were recorded in special charges. In total, approximately 400 and 2,300 employees were terminated during the three and nine months ended September 30, 2003, respectively. Severance payments are generally made over a period of up to twelve months with approximately $11 million and $34 million, respectively, paid during the three and nine months ended September 30, 2003. As of September 30, 2003 and December 31, 2002, a liability of approximately $19 million and $31 million, respectively, is recorded on the accompanying condensed consolidated balance sheets related to the realignment activities. For the nine months ended September 30, 2003, the additional severance costs were offset by a $5 million settlement from the Internet service provider Excite@Home related to the conversion of approximately 145,000 high-speed data customers to Charter Pipeline service in 2001, for which costs of $15 million were recorded in the fourth quarter of 2001.

In December 2001, Charter implemented a restructuring plan to reduce its workforce in certain markets and reorganize its operating divisions from two to three and operating regions from twelve to ten. The restructuring plan was completed during the first quarter of 2002, resulting in the termination of approximately 320 employees and severance costs of $4 million, of which $1 million was recorded during the nine months ended September 30, 2002.

12.  INCOME TAXES

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. However, certain of the Company's indirect subsidiaries are corporations and are subject to income tax.

As of September 30, 2003 and December 31, 2002, the Company has net deferred income tax liabilities of approximately $238 million and $232 million, respectively. These relate to certain of the Company's indirect subsidiaries, which file separate income tax returns. During the three months ended September 30, 2003 and 2002, the Company recorded $1 million of income tax expense and $13 million of income tax benefit, respectively. During the nine months ended September 30, 2003 and 2002, the Company recorded $3 million of income tax expense and $27 million of income tax benefit, respectively. The income tax expense recorded for the three and nine months ended September 30, 2003 is the result of changes in the deferred tax liabilities and federal and state income taxes payable of certain of the Company's indirect subsidiaries. The income tax benefit recorded for the three and nine months ended September 30, 2002 was the result of changes in deferred taxes related to the differences in accounting for franchises.

The Company is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2000 and 1999. Management does not expect the results of this examination to have a material adverse effect on the Company's consolidated financial position or results of operations.

13.  CONTINGENCIES

Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter and

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the consolidated class action. Motions to dismiss the Consolidated Amended Complaint have been filed.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

The lawsuits discussed above are each in preliminary stages. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter has advised the Company that it intends to vigorously defend the lawsuits.

In August 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised the Company that it is fully cooperating with the investigation.


On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to its determination of the number of customers, and various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised the Company that it is fully cooperating with the SEC Staff.

Charter has advised us that they are unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on Charter's and the Company's results of operations and financial condition.

Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter's current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

In addition to the matters set forth above, Charter and the Company are also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Charter has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies.

14.  STOCK COMPENSATION PLANS

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company recognizes compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method, as the consolidated financial statements presents the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, the fair value method is applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date continue to be accounted for under APB No. 25, unless they are modified or settled in cash. The adoption of these provisions did not have a material impact on the consolidated results of operations or financial position of the Company. The ongoing effect on consolidated results of operations or financial position will be dependent upon future stock based compensation awards granted by Charter. Had the Company adopted SFAS No. 123 as of January 1, 2002, using the prospective method, option compensation expense for the three and nine months ended September 30, 2002 would have been approximately $7 million and $10 million, respectively.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company's net loss as reported and the pro forma amount that would have been reported using the fair value method under SFAS 123 for the years presented (dollars in millions):

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                     -----------------------------    -------------------------------
                                                        2003             2002             2003             2002
                                                     ------------    -------------    -------------    --------------
Net loss                                                  $(40)           $(336)           $(592)          $(1,416)
Pro forma                                                  (46)            (362)            (614)           (1,497)



In July 2003, Charter's shareholders approved an amendment to Charter's 2001 Stock Incentive Plan to increase by 30,000,000 shares the number of Class A common stock authorized for issuance under the Plan as well as amendments to the 1999 Option Plan and the 2001 Stock Incentive Plan to authorize the repricing of outstanding options.

15.  RELATED PARTIES

Comcast Put Right. As part of the acquisition of the cable television systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC (CC VIII), the Company's indirect limited liability company subsidiary, issued Class A Preferred Membership Interests (collectively, the "CC VIII Interest") with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, now owned by Comcast Corporation (the "Comcast Sellers"). While held by the Comcast Sellers, the CC VIII Interest was entitled to a 2% priority return on its initial capital amount and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast Sellers, the CC VIII Interest generally did not share in the profits and losses of CC VIII. Paul Allen granted the Comcast Sellers the right to sell to him the CC VIII Interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast Put Right"). In April 2002, the Comcast Sellers exercised the Comcast Put Right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII Interest indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on the number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen will not be entitled to any priority distributions (except with respect to the 2% priority return, as to which such priority will continue to accrete), and Mr. Allen's share of any remaining distributions in liquidation will be equal to the initial capital account of the Comcast Sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII's profits or losses (as computed for capital account purposes) after June 6, 2003. At September 30, 2003, Mr. Allen's CC VIII Interest was $678 million. The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII Interest.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII Interest following consummation of the Comcast Put Right. Charter's Board of Directors formed a Special Committee initially comprised of Messrs. Tory, Wangberg and Nelson to investigate and take any other appropriate action on its behalf with respect to this matter. Charter's Board of Directors recently appointed David Merritt to the Special Committee to take the place of Mr. Nelson, who is no longer a director of Charter. After conducting an investigation of the facts and circumstances relating to this matter, the Special Committee has reached a preliminary determination that, due to a mistake that occurred in preparing the Bresnan transaction documents, Charter should seek the reformation of certain contractual provisions in such documents and has notified Mr. Allen of this conclusion. The Special Committee also has preliminarily determined that, as part of such contract reformation, Mr. Allen should be required to contribute the CC VIII Interest to Charter Holdco in exchange for Charter Holdco membership units. The Special Committee also has recommended to the Board of Directors that, to the extent the contract reformation is achieved, the Board should consider whether the CC VIII Interest should ultimately be held by Charter Holdco, the Company or another entity owned directly or

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

indirectly by them. Mr. Allen has notified the Special Committee that he disagrees with the Special Committee's preliminary determinations. The parties engaged in a process of non-binding mediation to seek to resolve this matter, without success. The Special Committee is evaluating what further actions or processes it may undertake to resolve this dispute, which may include alternative dispute resolution proceedings or the initiation of judicial proceedings in the Delaware Court of Chancery.

Debt Held by Affiliates. Certain related parties, including members of Charter's Board of Directors and management, hold interests in the Company's senior notes and discount notes of approximately $56 million of face value at September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets as of September 30, 2003 are equity interests in its cable operating subsidiaries. Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications, Inc. ("Charter"). "We," "us" and "our" refer to Charter Holdings and its subsidiaries. We own and operate cable systems that provide a full range of video, data, telephony and other advanced broadband services. We also provide commercial high-speed data, video and telephony services and sell advertising and production services.

The following table summarizes our approximate customer statistics for analog and digital video, high-speed data, telephony, and advanced services as of September 30, 2003, June 30, 2003 and September 30, 2002:

                                                                                                 APPROXIMATE AS OF
                                                                                --------------------------------------------------
                                                                                SEPTEMBER 30,          JUNE 30,        SEPTEMBER 30,
                                                                                  2003 (A)             2003 (A)           2002 (A)
                                                                                 ----------          ----------         ----------
     CUSTOMER SUMMARY:
       CUSTOMER RELATIONSHIPS:
         Video customers (b)(c)                                                   6,498,100           6,486,900           6,647,600
         Non-video customers (b)                                                     54,800              52,000              50,300
                                                                                 ----------          ----------          ----------
             Total customer relationships (d)                                     6,552,900           6,538,900           6,697,900
                                                                                 ==========          ==========          ==========

         Average monthly revenue per customer relationship (e)                   $    61.46          $    61.82          $    57.66
         Bundled customers (f)                                                    1,434,900           1,297,000             919,600
      REVENUE GENERATING UNITS:
         Analog video customers (b)(c)                                            6,498,100           6,486,900           6,647,600
         Digital video customers (g)                                              2,664,800           2,603,900           2,527,700
         High-speed data customers (h)(i)                                         1,489,700           1,349,000             969,900
         Telephony customers (j)                                                     24,100              23,700              19,700
                                                                                 ----------          ----------          ----------
              Total revenue generating units (k)                                 10,676,700          10,463,500          10,164,900
                                                                                 ==========          ==========          ==========
     VIDEO SERVICES:
     ANALOG VIDEO:
         Estimated homes passed (l)                                              12,403,400          12,189,400          11,972,600
         Analog video customers (b)(c)                                            6,498,100           6,486,900           6,647,600
         Estimated penetration of analog video homes passed (b)(c)(l)(m)                 52%                 53%                 56%
       Average monthly analog revenue per analog video customer (n)              $    36.66          $    36.98          $    35.75
      DIGITAL VIDEO:
         Estimated digital homes passed (l)                                      12,243,300          11,958,200          11,492,800
         Digital video customers (g)                                              2,664,800           2,603,900           2,527,700
         Estimated penetration of digital homes passed (g)(l)(m)                         22%                 22%                 22%
         Digital percentage of analog video customers (b)(c)(g)(o)                       41%                 40%                 38%
         Digital set-top terminals deployed                                       3,749,200           3,680,000           3,537,800
         Average incremental monthly digital revenue per
             digital video customer (n)                                          $    23.41          $    23.47          $    23.77
         Estimated video on demand homes passed (l)                               3,948,700           3,371,900           1,994,700




     NON-VIDEO SERVICES:
     HIGH-SPEED DATA SERVICES:
       Estimated high-speed data homes passed (l)                              10,496,900      10,013,100       8,973,200
        Residential high-speed data customers (h) (i)                           1,489,700       1,349,000         969,900
        Estimated penetration of high-speed data homes passed (h)(i)(l)(m)             14%             13%             11%
        Average incremental monthly high-speed data revenue per
             high-speed data customer (n)                                      $    34.05      $    34.59      $    33.70
        Dial-up customers                                                          10,900          11,700          15,800
         Telephony customers (j)                                                   24,100          23,700          19,700


     (a) "Customers" include all persons corporate billing records show as receiving service, regardless of their payment status, except for complimentary accounts (such as our employees).

     (b) Analog video customers include all customers who purchase video services (including those who also purchase high-speed data and telephony services), but excludes approximately 54,800, 52,000 and 50,300 customer relationships, respectively, who pay for high-speed data service only and who are only counted as high-speed data customers (and therefore are shown as "non-video" customers). This represents a change in our methodology from prior reports through September 30, 2002, in which high-speed data service only customers were included within our analog video customers. We made this change because we determined that most of these customers were unable to receive our most basic level of analog video service because this service was physically secured or blocked, was unavailable in certain areas or the customers were unaware that this service was available to them. However, this year through an ongoing study, we have determined that 13,400 of these high-speed data customers have been receiving or were otherwise upgraded to receive, analog video services. This resulted in 11,100 customers being added to the June 30, 2003 analog video customers and an additional 2,300 being added to the September 30, 2003 analog video customers. Additionally, 135,200 of our analog video customers have been added during this quarter pursuant to promotional programs, which include the initial two months of service for free. There is no assurance that they will remain as customers once the period of free service expires.

     (c) Included within video customers are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers. Our policy is not to count complimentary accounts (such as our employees) as customers.

     (d) Customer relationships include the number of customers that receive at least one level of service encompassing video and data services, without regard to which service(s) such customers purchase. This statistic is computed in accordance with the guidelines of the National Cable & Telecommunications Association (NCTA) that have been adopted by eleven publicly traded cable operators (including Charter) as an industry standard.

     (e) Average monthly revenue per customer relationship is calculated as total quarterly revenue divided by three divided by the average number of customer relationships during the respective quarter.

     (f) Bundled customers include customers subscribing to Charter's video service and data service. Bundled customers do not include customers who only subscribe to video service.

     (g) Digital video customers include all households that have one or more digital set-top terminals. Included in digital video customers at September 30, 2003, June 30, 2003 and September 30, 2002 are approximately 12,600, 13,300 and 13,400 customers, respectively, that receive digital video service directly through satellite transmission. Additionally, 121,000 of our digital video customers have been added during this quarter pursuant to promotional programs which include the initial two months of service for free. There is no assurance that they will remain as customers once the period of free service expires.

     (h) As noted above, all of these customers also receive video service and are included in the video statistics above, except that the video statistics do not include approximately 54,800, 52,000 and 50,300 of these customers at September 30, 2003, June 30, 2003 and September 30, 2002, respectively, who were high-speed data only customers. Additionally, 103,800 of our high-speed data customers have been added during this quarter pursuant to promotional programs, which include the initial two months of service for free. There is no assurance that they will remain as customers once the period of free service expires.

     (i) During the first three quarters of 2002, commercial high-speed data customers were calculated on an Equivalent Modem Unit or EMU basis, which involves converting commercial revenues to residential customer counts. Given the growth plans for our commercial data business, we do not believe that converting commercial revenues to residential customer counts is the most meaningful way to disclose or describe this growing business. We, therefore, excluded 85,500 EMUs that were previously reported in our September 30, 2002 customer totals for comparative purposes.

     (j) Telephony customers include all households purchasing telephone service.

     (k) Revenue generating units represent the sum total of all primary analog video, digital video, high-speed data and telephony customers (including those under promotional pricing programs that may not generate cash revenues initially or at all), not counting additional outlets within one household. For example, a customer who receives two types of services (such as analog video and digital video) would be treated as two revenue generating units, and if that customer added on high-speed data service, the customer would be treated as three revenue generating units. This statistic is computed in accordance with the guidelines of the NCTA that have been adopted by eleven publicly traded cable operators (including Charter) as an industry standard.

     (l) Homes passed represents our estimate of the number of living units, such as single family homes, apartment units and condominium units passed by the cable distribution network in the areas in which we offer the service indicated. Homes passed excludes commercial units passed by the cable distribution network. The figures in this table reflect an increase at September 30, 2003 in our estimated homes passed from that previously reported for June 30, 2003. This increase is in part due to a refinement of methods used to estimate homes passed and in part due to line mileage within our network that was not previously reflected.

     (m) Penetration represents customers as a percentage of homes passed.

     (n) Average monthly revenue represents quarterly revenue for the service indicated divided by three divided by average number of customers for the service indicated during the respective quarter.

     (o) Represents the number of digital video customers as a percentage of analog video customers.

RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

As discussed in our 2002 Form 10-K, we identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs;
(iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments have been reflected in the accompanying condensed consolidated financial statements and reduced revenues for the three and nine months ended September 30, 2002 by $13 million and $38 million, respectively. Our consolidated net loss decreased by $125 million and increased by $105 million for the three and nine months ended September 30, 2002, respectively. In addition, as a result of certain of these adjustments, our statement of cash flows for the nine months ended September 30, 2002 has been restated. Cash flows from operating activities for the nine months ended September 30, 2002 decreased by $29 million. The more significant categories of adjustments relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $10 million and $30 million for the three and nine months ended September 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $12 million and $35 million for the three and nine months ended September 30, 2002.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $2 million and $5 million for the three and nine months ended September 30, 2002. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $13 million and $39 million for the three and nine months ended September 30, 2002.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $13 million and $32 million for the three and nine months ended September 30, 2002. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, we initiated a three-year program to replace and upgrade a substantial portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that $1 billion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise costs by $627 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $115 million and $353 million for the three and nine months ended September 30, 2002.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $1.4 billion with a corresponding increase in deferred tax liabilities of $0.6 billion and to member's equity of $0.8 billion. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of our rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by $627 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the cumulative effect of accounting change recorded upon adoption of Statement of Financial Accounting Standards No. 142 by $199 million, before tax effects, for the nine months ended September 30, 2002.

Other Adjustments. In addition to the items described above, other adjustments of expenses include additional amounts charged to special charges related to the 2001 restructuring plan, certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is a decrease of $1 million and an increase of $4 million for the three and nine months ended September 30, 2002. The following tables summarize the effects of the adjustments on the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2002 (dollars in millions).


                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2002                SEPTEMBER 30, 2002
                                                           -------------------------          ------------------------
                                                         AS PREVIOUSLY                      AS PREVIOUSLY
                                                           REPORTED         RESTATED          REPORTED        RESTATED
                                                           --------         --------          --------        --------
Revenues                                                   $ 1,179          $ 1,166          $ 3,415          $ 3,377
Income (loss) from operations                                  (17)              91              (47)             273
Minority interest                                               (3)              (3)             (10)             (11)
Cumulative effect of accounting change, net of tax              --               --              (83)            (540)
Net loss                                                      (461)            (336)          (1,311)          (1,416)



                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    NINE MONTHS ENDED
                                                                                    SEPTEMBER 30, 2002
                                                                              ------------------------------
                                                                             AS PREVIOUSLY
                                                                               REPORTED            RESTATED
                                                                              ------------        ----------
     Net cash flows from operating activities                                     $532                $503
     Net cash flows from investing activities                                   (1,807)             (1,783)
     Net cash flows from financing activities                                    1,778               1,782


OVERVIEW

We have had a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. The principal reasons for our prior net losses include our depreciation and amortization expenses and interest costs, which decreased in the aggregate by $3 million for the three months ended September 30, 2003, as compared to the same prior year period and increased in the aggregate by $106 million for the nine months ended September 30, 2003 as compared to the same prior year period. Continued net losses could have a material adverse impact on our ability to access necessary capital and to fund ongoing operations.

For the three months ended September 30, 2003 and 2002, our income from operations, which includes depreciation and amortization expense but excludes interest expense, was $117 million and $91 million, respectively. For the nine months ended September 30, 2003 and 2002, our income from operations was $306 million and $273 million, respectively. These operating margins increased from 8% for the three months ended September 30, 2002 to 10% for the three months ended September 30, 2003, and remained constant at 8% for the nine months ended September 30, 2003 and 2002.

Historically, our ability to conduct operations has been dependent on our continued access to credit pursuant to our subsidiaries' credit facilities. While our use of cash has migrated over time such that the substantial majority of our cash now comes from cash flows from operations, we expect we will continue to borrow under our subsidiaries' credit facilities from time to time to fund cash needs. The occurrence of an event of default under our subsidiaries' credit facilities could result in borrowings from these facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under our and our subsidiaries' outstanding public notes and would have a material adverse effect on us. In addition, approximately $108 million of our financing matures during the remainder of 2003, which we expect to fund through availability under our subsidiaries' credit facilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We disclosed our critical accounting policies and the means by which we develop estimates therefor in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constitute for the periods presented (dollars in millions):

                                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                     ----------------------------------------------------------
                                                                                2003                           2002
                                                                     ----------------------------    --------------------------
                                                                                                            (RESTATED)
Revenues                                                             $    1,207           100%      $       1,166        100%
                                                                     ---------------    ---------    --------------     -------
Costs and expenses:
   Operating (excluding depreciation and amortization and other
     items listed below)                                                      484           40%                457         39%
   Selling, general and administrative                                        235           19%                243         21%
   Depreciation and amortization                                              362           30%                374         32%
   Option compensation expense, net                                             1            -                   1          -
   Special charges, net                                                         8            1%                  -          -
                                                                     ---------------    ---------    --------------     -------
                                                                            1,090           90%              1,075         92%
                                                                     ---------------    ---------    --------------     -------
         Income from operations                                               117           10%                 91          8%
                                                                     ---------------                 --------------
   Interest expense, net                                                     (368)                            (359)
   Gain (loss) on derivative instruments and hedging activities,
     net                                                                       31                              (76)
   Gain on debt exchange, net                                                 187                                -
   Other, net                                                                  (2)                              (1)
                                                                     ---------------                 --------------
                                                                             (152)                            (436)
                                                                     ---------------                 --------------
         Loss before minority interest and income taxes                       (35)                            (345)
Minority interest                                                              (4)                              (4)
                                                                     ---------------                 --------------
         Loss before income taxes                                             (39)                            (349)
Income tax benefit (expense)                                                   (1)                              13
                                                                     ---------------                 --------------
         Net loss                                                    $        (40)                  $         (336)
                                                                     ===============                 ==============


REVENUES. Revenues increased by $41 million, or 4%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase is principally the result of increases in the number of high-speed data and digital video customers as well as price increases for video and data services, and is offset somewhat by the decline in analog customers. At September 30, 2003, we had approximately 135,200 analog video customers, 121,000 digital video customers and 103,800 high-speed data customers that were obtained through promotional programs and are in free service periods. These free service periods generally expire in November 2003. We believe this strategy will reposition our services to these consumers and build a foundation for expected increases in revenues in the future. We have instituted specific retention programs in the fourth quarter for customers added from these promotional offers which include offering additional incremental services such as video on demand, subscription video on demand and increased speed and broadband content for our high-speed data platform. Our goal is to increase revenues by reversing our analog customer losses, implementing limited price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and commercial services to new and existing customers.

Average monthly revenue per customer relationship increased from $57.66 for the three months ended September 30, 2002 to $61.46 for the three months ended September 30, 2003. Average monthly revenue per customer relationship represents total revenue for the three months ended September 30, divided by three, divided by the average number of customer relationships.

In the third quarter of 2003, we changed our revenue classifications. Commercial revenue, which was included within the video, high-speed data, and other revenue line items on our statements of operations, is now broken out as a separate component of revenue. Revenues by service offering are as follows (dollars in millions):

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                        ----------------------------------------------------------------------------------------------
                                   2003                             2002                        2003 OVER 2002
                        ----------------------------    -----------------------------    -----------------------------
                                           % OF                             % OF                           % CHANGE
                          AMOUNT         REVENUES         AMOUNT          REVENUES         CHANGE
                        ------------    ------------    ------------     ------------    ------------     ------------
Video                        $866            72%              $862           74%                 $4            -
High-speed data               145            12%                91            8%                 54           59%
Advertising sales              64             5%                86            7%                (22)         (26)%
Commercial                     52             4%                41            4%                 11           27%
Other                          80             7%                86            7%                 (6)          (7)%
                        ------------    ------------    ------------     ------------    ------------
                           $1,207           100%            $1,166          100%                $41            4%
                        ============    ============    ============     ============    ============



Video revenues consist primarily of revenues from analog and digital services. Video revenues increased by $4 million, to $866 million for the three months ended September 30, 2003 as compared to $862 million for the three months ended September 30, 2002. The increase was primarily due to rate increases and the addition of digital video customers, offset somewhat by the decline in analog video customers.

High-speed data revenues increased $54 million, or 59%, from $91 million for the three months ended September 30, 2002 to $145 million for the three months ended September 30, 2003. The increase was primarily due to the addition of high-speed data customers. We increased the number of our high-speed data customers within our existing service areas. We were also able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 75% as of September 30, 2002 to 85% as of September 30, 2003 as a result of our system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $22 million, or 26%, from $86 million for the three months ended September 30, 2002 to $64 million for the three months ended September 30, 2003. For the three months ended September 30, 2003 and 2002, we received $3 million and $27 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from commercial video and high-speed data services. Commercial revenues increased $11 million, or 27%, from $41 million for the three months ended September 2002 to $52 million for the three months ended September 30, 2003 primarily due to an increase in commercial high-speed data revenues.

Other revenues consist primarily of revenues from franchise fees, late payment fees, customer installations, wire maintenance fees, home shopping, equipment rental, dial-up Internet service and other miscellaneous revenues. Other revenues decreased $6 million, or 7%, from $86 million for the three months ended September 30, 2002 to

$80 million for the three months ended September 30, 2003. The decrease was primarily due to a decrease in processing fees and installation revenue.

OPERATING EXPENSES. Operating expenses increased $27 million, or 6%, from $457 million for the three months ended September 30, 2002 to $484 million for the three months ended September 30, 2003. Total programming costs paid to programmers were $307 million and $296 million, representing 28% of total costs and expenses for the three months ended September 30, 2003 and 2002, respectively. Key expense components as a percentage of revenues are as follows (dollars in millions):


                                                      THREE MONTHS ENDED SEPTEMBER 30,
                        ----------------------------------------------------------------------------------------------
                                   2003                             2002                        2003 OVER 2002
                        ----------------------------    -----------------------------    -----------------------------
                                           % OF                             % OF                           % CHANGE
                          AMOUNT         REVENUES         AMOUNT          REVENUES         CHANGE
                        ------------    ------------    ------------     ------------    ------------     ------------
Programming costs            $307            25%              $296           25%                $11             4%
Advertising sales              21             2%                23            2%                 (2)          (9)%
Service costs                 156            13%               138           12%                 18            13%
                        ------------    ------------    ------------     ------------    ------------
                             $484            40%              $457           39%                $27             6%
                        ============    ============    ============     ============    ============


Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. The increase in programming costs of $11 million, or 4%, was primarily due to price increases, particularly in sports programming, and an increased number of channels carried on our systems and an increase in digital customers, partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels against programming costs of $16 million and $15 million for the three months ended September 30, 2003 and 2002, respectively. Programming costs for the three months ended September 30, 2003 also included a $9 million reduction related to changes in estimates of programmer-related disputes, which represented 3% of quarterly programming costs.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and they are expected to continue to increase due to a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase cable programming, increased costs from certain previously discounted programming, and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional core services with revenue from other video services, increased incremental high-speed data revenues, advertising revenues and commercial services revenues.

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits and commissions. Advertising sales expenses decreased $2 million, or 9%, primarily due to decreased sales commissions. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $18 million, or 13%, resulted primarily from additional activity associated with on-going infrastructure maintenance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $8 million, or 3%, from $243 million for the three months ended September 30, 2002 to $235 million for the three months ended September 30, 2003. Key components of expense as a percentage of revenues are as follows (dollars in millions):


                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                ----------------------------------------------------------------------------------------------
                                           2003                             2002                        2003 OVER 2002
                                ----------------------------    -----------------------------    -----------------------------
                                                   % OF                             % OF                           % CHANGE
                                  AMOUNT         REVENUES         AMOUNT          REVENUES         CHANGE
                                ------------    ------------    ------------     ------------    ------------     ------------
General and administrative          $ 204           17%             $ 201          17%             $    3           1%
Marketing                              31            2%                42           4%                (11)        (26)%
                                -----------    -------------    -----------    ------------     -----------

                                    $ 235           19%             $ 243          21%               $ (8)         (3)%
                                ===========    =============    ===========    ============     ===========



General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $3 million, or 1%, resulted primarily from small increases in several expense categories. These increases were partially offset by a decrease in bad debt expense of $7 million as we continue to realize benefits from our strengthened credit policies.

Marketing expenses decreased $11 million, or 26%, due to reduced promotional activity related to our service offerings including reductions in advertising, telemarketing and direct sales activities. We expect marketing expenses to increase in subsequent quarters.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased by $12 million, or 3%, from $374 million for the three months ended September 30, 2002 to $362 million for the three months ended September 30, 2003. This decrease was due primarily to a decrease in depreciation expense related to the recording of a gain on sales of certain assets.

OPTION COMPENSATION EXPENSE, NET. Option compensation expense remained constant at approximately $1 million for the three months ended September 30, 2003 and 2002. Option compensation expense represents expense related to exercise prices on certain options that were issued prior to Charter's initial public offering in 1999 that were less than the estimated fair values of Charter's common stock at the time of grant. Compensation expense is being accrued over the vesting period of such options and will continue to be recorded until the last vesting period lapses in April 2004. On January 1, 2003, we adopted SFAS No. 123 "Accounting for Stock-Based Compensation" using the prospective method under which we recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.

SPECIAL CHARGES, NET. Special charges of $8 million for the three months ended September 30, 2003 primarily represents severance, lease costs and other related costs of our on-going initiative to reduce our workforce. We expect to continue to record additional special charges in 2003 related to the continued reorganization of our operations.

INTEREST EXPENSE, NET. Net interest expense increased by $9 million, or 3%, from $359 million for the three months ended September 30, 2002 to $368 million for the three months ended September 30, 2003. The increase in net interest expense was a result of a $0.9 billion increase in average debt outstanding to $17.7 billion for the third quarter of 2003 compared to $16.8 billion for the third quarter of 2002, partially offset by a decrease in our average borrowing rate from 8.27% in the third quarter of 2002 to 8.10% in the third quarter of 2003. The increased debt was primarily used for capital expenditures.

GAIN (LOSS) ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, NET. Net gain on derivative instruments and hedging activities increased $107 million from a loss of $76 million for the three months ended September 30, 2002 to a gain of $31 million for the three months ended September 30, 2003. The increase is primarily due to an increase in gains on interest rate agreements, which do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, which increased from a loss of $79 million for the three months ended September 30, 2002 to a gain of $31 million for the three months ended September 30, 2003.

GAIN ON DEBT EXCHANGE, NET. Net gain on debt exchange of $187 million for the three months ended September 30, 2003 represents the gain realized on the purchase of an aggregate of $1.3 billion principal amount of Charter Holdings' senior notes and senior discount notes in consideration for an aggregate of $1.1 billion principal amount of 10.25% notes due 2010 issued by CCH II, LLC (CCH
II). The gain is net of the write-off of deferred financing costs associated with the retired debt of $18 million.

OTHER, NET. Net other expense increased by $1 million from $1 million for the three months ended September 30, 2002 to $2 million for the three months ended September 30, 2003. This increase is primarily due to an increase in loss on investments.

MINORITY INTEREST. Minority interest expense represents the 2% accretion of the preferred membership interests in CC VIII, LLC (CC VIII) and since June 6, 2003, the pro rata share of the profits of CC VIII.

INCOME TAX BENEFIT (EXPENSE). Income tax expense of $1 million was recognized for the three months ended September 30, 2003. The income tax expense is realized through increases in deferred tax liabilities and federal and state income taxes related to our indirect subsidiaries. The income tax benefit of $13 million recognized for the three months ended September 30, 2002 was the result of changes in deferred taxes related to the differences in accounting for franchises.

NET LOSS. Net loss decreased by $296 million, from $336 million for the three months ended September 30, 2002 to $40 million for the three months ended September 30, 2003 as a result of the factors described above.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constitute for the periods presented (dollars in millions):

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                     ----------------------------------------------------------
                                                                                2003                           2002
                                                                     ----------------------------    --------------------------
                                                                                                            (RESTATED)
Revenues                                                                $   3,602          100%          $   3,377        100 %
                                                                     ---------------    ---------    --------------     -------
Costs and expenses:
   Operating (excluding depreciation and amortization and other
     items listed below)                                                    1,457           41%              1,330         39%
   Selling, general and administrative                                        702           19%                708         21%
   Depreciation and amortization                                            1,118           31%              1,061         32%
   Option compensation expense, net                                             1            -                   4          -
   Special charges, net                                                        18            1%                  1          -
                                                                     ---------------    ---------    --------------     -------
                                                                            3,296           92%              3,104         92%
                                                                     ---------------    ---------    --------------     -------
         Income from operations                                               306            8%                273          8%
                                                                     ---------------                 --------------
   Interest expense, net                                                   (1,103)                          (1,054)
   Gain (loss) on derivative instruments and hedging activities,               35                             (106)
     net
   Gain on debt exchange, net                                                 187                                -
   Other, net                                                                  (3)                              (5)
                                                                     ---------------                 --------------
                                                                             (884)                          (1,165)
                                                                     ---------------                 --------------
         Loss before minority interest, income taxes and
           cumulative effect of accounting change                            (578)                            (892)
Minority interest                                                             (11)                             (11)
                                                                     ---------------                 --------------
         Loss before income taxes and cumulative effect of
           accounting change                                                 (589)                            (903)
Income tax benefit (expense)                                                   (3)                              27
                                                                     ---------------                 --------------
         Loss before cumulative effect of accounting change                  (592)                            (876)
Cumulative effect of accounting change, net of tax                              -                             (540)
                                                                     ---------------                 --------------
         Net loss                                                     $      (592)                    $     (1,416)
                                                                     ===============                 ==============


REVENUES. Revenues increased by $225 million, or 7%, from $3.4 billion for the nine months ended September 30, 2002 to $3.6 billion for the nine months ended September 30, 2003. This increase is principally the result of increases in the number of high-speed data and digital video customers as well as price increases for video and data services, and is offset somewhat by the decline in analog customers. At September 30, 2003, we had approximately 135,200 analog video customers, 121,000 digital video customers and 103,800 high-speed data customers that were obtained through promotional programs and are in free service periods. These free service periods generally expire in November 2003. We believe this strategy will reposition our services to these consumers and build a foundation for expected increases in revenues in the future. We have instituted specific retention programs in the fourth quarter for customers added from these promotional offers which include offering additional incremental services such as video on demand, subscription video on demand and increased speed and broadband content for our high-speed data platform. Our goal is to increase revenues by reversing our analog customer losses, implementing limited price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and commercial services to new and existing customers.

Average monthly revenue per customer relationship increased from $55.49 for the nine months ended September 30, 2002 to $61.02 for the nine months ended September 30, 2003. Average monthly revenue per customer relationship represents total revenue for the nine months ended September 30, divided by nine, divided by the average number of customer relationships.

In the third quarter of 2003, we changed our revenue classifications. Commercial revenue, which was included within the video, high-speed data, and other revenue line items on our statements of operations, is now broken out as a separate component of revenue. Revenues by service offering are as follows (dollars in millions):

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                        ----------------------------------------------------------------------------------------------
                                    2003                             2002                        2003 OVER 2002
                        ----------------------------    -----------------------------    -----------------------------
                                           % OF                             % OF                           % CHANGE
                           AMOUNT         REVENUES         AMOUNT          REVENUES         CHANGE
                        ------------    ------------    ------------     ------------    ------------     ------------
Video                      $2,607            73%           $ 2,553           76%            $   54             2%
High-speed data               403            11%               231            7%               172            74%
Advertising sales             188             5%               216            6%               (28)          (13)%
Commercial                    149             4%               117            3%                32            27%
Other                         255             7%               260            8%                (5)           (2)%
                        ------------    ------------    ------------     ------------    ------------

                          $ 3,602           100%           $ 3,377          100%             $ 225             7%
                        ============    ============    ============     ============    ============



Video revenues consist primarily of revenues from analog and digital services. Video revenues increased by $54 million, or 2%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase was primarily due to rate increases and the addition of digital video customers, offset somewhat by the decline in analog video customers.

High-speed data revenues increased $172 million, or 74%, from $231 million for the nine months ended September 30, 2002 to $403 million for the nine months ended September 30, 2003. The increase was primarily due to the addition of high-speed data customers. We increased the number of our high-speed data customers within our existing service areas. We were also able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 75% as of September 30, 2002 to 85% as of September 30, 2003 as a result of our system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $28 million, or 13%, from $216 million for the nine months ended September 30, 2002 to $188 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2003 and 2002, we received $10 million and $49 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from commercial video and high-speed data services. Commercial revenues increased $32 million, or 27%, from $117 million for the nine months ended September 30, 2002 to $149 million for the nine months ended September 30, 2003 primarily due to an increase in commercial high-speed data revenues.

Other revenues consist primarily of revenues from franchise fees, late payment fees, customer installations, wire maintenance fees, home shopping, equipment rental, dial-up Internet service and other miscellaneous revenues. Other revenues decreased $5 million, or 2%, from $260 million for the nine months ended September 30, 2002 to $255 million for the nine months ended September 30, 2003. The decrease was primarily due to a decrease in franchise fees due to a Federal Communications Commission ruling in March 2002, no longer requiring the collection of franchise fees for high-speed data services.

OPERATING EXPENSES. Operating expenses increased $127 million, or 10%, from approximately $1.3 billion for the nine months ended September 30, 2002 to approximately $1.5 billion for the nine months ended September 30, 2003. Total programming costs paid to programmers were $934 million and $873 million, representing 28% of total costs and expenses for the nine months ended September 30, 2003 and 2002, respectively. Key expense components as a percentage of revenues are as follows (dollars in millions):

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                        ----------------------------------------------------------------------------------------------
                                   2003                             2002                        2003 OVER 2002
                        ----------------------------    -----------------------------    -----------------------------
                                           % OF                             % OF                           % CHANGE
                          AMOUNT         REVENUES         AMOUNT          REVENUES         CHANGE
                        ------------    ------------    ------------     ------------    ------------     ------------
Programming costs       $     934            26%         $     873           26%          $      61            7%
Advertising sales              65             2%                63            2%                  2            3%
Service costs                 458            13%               394           11%                 64           16%
                        ------------    ------------    ------------     ------------    ------------

                        $     1,457          41%        $     1,330          39%          $     127           10%
                        ============    ============    ============     ============    ============


Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. The increase in programming costs of $61 million, or 7%, was primarily due to price increases, particularly in sports programming, and an increased number of channels carried on our systems and an increase in digital video customers, partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels against programming costs of $47 million and $42 million for the nine months ended September 30, 2003 and 2002, respectively. Programming costs for the nine months ended September 30, 2003 also included a $9 million reduction related to changes in estimates of programmer-related disputes, which represented 1% of the nine months programming costs.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and they are expected to continue to increase due to a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase cable programming, increased costs from certain previously discounted programming, and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional core services with revenue from other video services, increased incremental high-speed data revenues, advertising revenues and commercial services revenue.

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits and commissions. Advertising sales expenses increased $2 million, or 3%, primarily due to increased sales commissions. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $64 million, or 16%, resulted primarily from additional activity associated with on-going infrastructure maintenance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $6 million from $708 million for the nine months ended September 30, 2002 to $702 million for the nine months ended September 30, 2003. Key components of expense as a percentage of revenues are as follows (dollars in millions):

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                ----------------------------------------------------------------------------------------------
                                           2003                             2002                        2003 OVER 2002
                                ----------------------------    -----------------------------    -----------------------------
                                                   % OF                             % OF                           % CHANGE
                                  AMOUNT         REVENUES         AMOUNT          REVENUES         CHANGE
                                ------------    ------------    ------------     ------------    ------------     ------------
General and administrative      $     622           17%          $    595          18%              $   27          5%
Marketing                              80            2%               113           3%                 (33)       (29)%
                                -----------    -------------    -----------    ------------     -----------

                                $     702           19%         $     708          21%           $      (6)         1%
                                ===========    =============    ===========    ============     ===========


General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $27 million, or 5%, resulted primarily from increases in salaries and benefits of $13 million, call center costs of $16 million and legal fees of $6 million. These increases were partially offset by a decrease in bad debt expense of $22 million as we continue to realize benefits from our strengthened credit policies.

Marketing expenses decreased $33 million, or 29%, due to reduced promotional activity related to our service offerings including reductions in advertising, telemarketing and direct sales activities. However, we expect marketing expenses to increase in subsequent quarters.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $57 million, or 5%, primarily due to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

OPTION COMPENSATION EXPENSE, NET. Option compensation expense decreased by approximately $3 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Option compensation expense represents expense related to exercise prices on certain options that were issued prior to Charter's initial public offering in 1999 that were less than the estimated fair values of Charter's common stock at the time of grant. Compensation expense is being accrued over the vesting period of such options and will continue to be recorded until the last vesting period lapses in April 2004. On January 1, 2003, we adopted SFAS No. 123 "Accounting for Stock-Based Compensation" using the prospective method under which we recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.

SPECIAL CHARGES, NET. Special charges of $18 million for the nine months ended September 30, 2003 represents $23 million of severance and related costs of our on-going initiative to reduce our workforce partially offset by a $5 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of about 145,000 high-speed data customers to our Charter Pipeline service in 2001. We expect to continue to record additional special charges in 2003 related to the continued reorganization of our operations.

INTEREST EXPENSE, NET. Net interest expense increased by $49 million, or 5%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2003. The increase in net interest expense was a result of a $1.8 billion increase in average debt outstanding to $17.7 billion for the nine months ended September 30, 2003 compared to $15.9 billion for the nine months ended September 30, 2002, partially offset by a decrease in our average borrowing rate from 8.32% in the nine months ended September 30, 2002 to 8.14% in the nine months ended September 30, 2003. The increased debt was primarily used for capital expenditures.

GAIN (LOSS) ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, NET. Net gain on derivative instruments and hedging activities increased $141 million from a loss of $106 million for the nine months ended September 30, 2002 to a gain of $35 million for the nine months ended September 30, 2003. The increase is primarily due to an increase in gains on interest rate agreements, which do not qualify for hedge accounting under SFAS No. 133, which increased from a loss of $103 million for the nine months ended September 30, 2002 to a gain of $27 million for the nine months ended September 30, 2003.

GAIN ON DEBT EXCHANGE, NET. Net gain on debt exchange of $187 million for the nine months ended September 30, 2003 represents the gain realized on the purchase of an aggregate of $1.3 billion principal amount of Charter Holdings' senior notes and senior discount notes in consideration for an aggregate of $1.1 billion principal amount of 10.25% notes due 2010 issued by CCH II. The gain is net of the write-off of deferred financing costs associated with the retired debt of $18 million.

OTHER, NET. Net other expense decreased by $2 million from $5 million for the nine months ended September 30, 2002 to $3 million for the nine months ended September 30, 2003. This decrease is primarily due to a decrease in loss on investments.

MINORITY INTEREST. Minority interest expense represents the 2% accretion of the preferred membership interests in CC VIII and since June 6, 2003, the pro rata share of the profits of CC VIII.

INCOME TAX BENEFIT (EXPENSE). Income tax expense of $3 million was recognized for the nine months ended September 30, 2003. The income tax expense is realized through increases in deferred tax liabilities and federal and state income taxes related to our indirect subsidiaries. The income tax benefit of $27 million recognized for the nine months ended September 30, 2002 was the result of changes in deferred taxes related to the differences in accounting for franchises.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX. Cumulative effect of accounting change in 2002 represents the impairment charge recorded as a result of adopting SFAS No. 142.

NET LOSS. Net loss decreased by $824 million, or 58%, from $1.4 billion for the nine months ended September 30, 2002 to $592 million for the nine months ended September 30, 2003 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

INTRODUCTION

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt. The first part of this section, entitled "Overview" provides an overview of these topics. The second part of this section, entitled "Long-Term Debt" provides an overview of long-term debt. The third part of this section, entitled "Historical Operating, Financing and Investing Activities" provides information regarding the cash provided from or used in our operating, financing and investing activities during the nine months ended September 30, 2003 and 2002. The fourth part of this section, entitled "Capital Expenditures" provides more detailed information regarding our historical capital expenditures and our planned capital expenditures going forward.

OVERVIEW

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have funded these requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiaries, equity contributions from Charter Holdco, issuances of debt securities by us and our subsidiaries and cash on hand. The mix of funding sources changes from period to period, but for the nine months ended September 30, 2003, approximately 70% of our funding requirements was from cash flows from operating activities and 30% was from cash on hand. We expect that our mix of sources of funds will continue to change in the future based on our overall needs relative to our cash flow and on the availability under the credit facilities of our subsidiaries, our access to the debt markets and our ability to generate cash flows from operating activities.

We have a significant level of debt and, as the principal amounts owing under our various debt obligations become due, sustaining our liquidity may depend upon our ability to access additional sources of capital over time. Approximately $108 million of our financing matures during the remainder of 2003, which we expect to fund through availability under our subsidiaries' credit facilities. In subsequent years, substantial additional amounts will become due under our remaining obligations. In addition, a default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations.

In November 2003, we completed a private placement of $500 million aggregate principal amount of 8.75% senior notes due 2013 by CCO Holdings, LLC (CCO Holdings) to repay (but not to reduce permanently) principal amounts outstanding under the Company's subsidiaries' bank credit facilities and for general corporate purposes. Also, in September 2003, Charter, we and our indirect subsidiary, CCH II completed the purchase of an aggregate of approximately $609 million principal amount of Charter's convertible senior notes and $1.3 billion principal amount of the senior notes and senior discount notes issued by us from institutional investors in a small number of privately negotiated transactions. In consideration for these securities, CCH II issued an aggregate of $1.6 billion principal amount of 10.25% notes due 2010. CCH II also sold an additional $30 million principal amount of 10.25% notes for an equivalent amount of cash and used the proceeds for transaction costs and general corporate purposes. As a result of the transaction, we recorded a $187 million gain and maturities were extended for a majority of the debt exchanged.

As an additional means of enhancing our liquidity, on October 1, 2003 we closed on the sale of our Port Orchard, Washington system for approximately $91 million, subject to adjustments. On September 3, 2003, we signed a definitive agreement with Atlantic Broadband Finance, LLC for the sale of various cable television systems in Florida, Pennsylvania, Maryland, Delaware, New York and West Virginia for approximately $765 million, subject to adjustments. The closing of this transaction is expected to occur in the first half of 2004, but closing is subject to the condition that revenues for the applicable systems, as reported in the audited financial statements for the applicable systems, when issued, be not less than 97% of amounts reported in previously-delivered unaudited financial statements, as well as other customary closing conditions.

We expect to remain in compliance with the covenants under the credit facilities of our subsidiaries and our indentures and those of our subsidiaries throughout 2003. We expect that our cash on hand, cash flows from operating activities and the amounts available under our subsidiaries' credit facilities should be sufficient to satisfy our liquidity needs through the end of 2003. However, we do not expect that cash flows from operating activities and amounts available under credit facilities will be sufficient, on their own, to permit us to satisfy our principal repayment obligations which are scheduled to come due in future years. In addition, our debt levels may limit future access to the debt markets. In addition, the maximum allowable leverage ratios under our credit facilities will decline over time and the total potential borrowing available under our subsidiaries' current credit facilities (subject to covenant restrictions and limitations) will decrease from approximately $9.0 billion as of the end of 2003 to $8.7 billion and $7.7 billion by the end of 2004 and 2005, respectively. Although Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco in the past, except for the commitment of Vulcan Inc., an affiliate of Mr. Allen, described below (which we expect to terminate as a result of the completion of the offering by CCO Holdings of $500 million of its 8.75% senior notes described above), Mr. Allen and his affiliates are not obligated to purchase equity from or contribute or loan funds to us or to our subsidiaries in the future.

No assurances can be given that we will not experience liquidity problems because of adverse market conditions or other unfavorable events or if we do not obtain sufficient additional financing on a timely basis. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through existing credit facilities or in traditional debt financings, we would consider:

        o requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions;

        o further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

        o   selling assets;

        o issuing debt securities which may have structural or other priorities over our existing notes; or

        o issuing debt or equity at the Charter or Charter Holdco level, the proceeds of which could be loaned or contributed to us.

If the above strategies were not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

LONG-TERM DEBT

As of September 30, 2003 and December 31, 2002, long-term debt totaled approximately $17.7 billion and $17.3 billion, respectively. This debt was comprised of approximately $7.6 billion and $7.8 billion of bank debt and $10.1 billion and $9.5 billion of high-yield bonds, respectively. As of September 30, 2003 and December 31, 2002, the weighted average rate on the bank debt was approximately 5.6% while the weighted average rate on the high-yield debt was approximately 10.3% and 10.2%, respectively, resulting in a blended weighted average rate of 8.2% and 8.1%, respectively. Approximately 78% and 77% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of September 30, 2003 and December 31, 2002, respectively. Our outstanding debt and Charter's liquidity and corporate credit ratings have been downgraded by Moody's Investors Service Inc. and Standard and Poor's Rating Services.

Our subsidiary entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen, pursuant to which Vulcan Inc. agreed to lend, or cause an affiliate to lend to CCO Holdings, LLC an aggregate amount of up to $300 million. As of September 30, 2003, we have not drawn on the facility, and we intend to terminate the commitment as a result of the recent private placement of $500 million aggregate principal amount of 8.75% senior notes by CCO Holdings.

As noted above, our access to capital from the credit facilities of our subsidiaries is contingent on compliance with a number of restrictive covenants, including covenants tied to our operating performance, and there can be no assurance that we will remain in compliance with these covenants. If there is an event of default under our subsidiaries' credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under certain of our debt obligations, if not waived, may result in the acceleration of those debt obligations, which could in turn result in the acceleration of other debt obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

We may need additional capital to fund business expansion opportunities, changes in capital needs or debt amortization, or if we do not achieve our projected revenues, or if our operating expenses increase. If we are not able to obtain such capital from increases in our cash flows from operating activities, additional borrowings or other sources, our financial condition and results of operations could suffer materially. See the section "Liquidity and Capital Resources" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2002 Annual Report on Form 10-K for a description of our credit facilities and other long-term debt, including certain terms, restrictions and covenants.

HISTORICAL OPERATING, FINANCING AND INVESTING ACTIVITIES

We held $52 million in cash and cash equivalents as of September 30, 2003 compared to $310 million as of December 31, 2002.

OPERATING ACTIVITIES. Net cash provided by operating activities increased 17%, from $503 million for the nine months ended September 30, 2002 to $590 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2003, net cash provided by operating activities increased primarily due to increased revenues of $225 million offset by an increase in operating expenses of $127 million during the nine months ended September 30, 2003 compared to the corresponding period in 2002.

INVESTING ACTIVITIES. Net cash used in investing activities for the nine months ended September 30, 2003 and 2002 was $592 million and $1.8 billion, respectively. Investing activities used $1.2 billion less cash during the nine months ended September 30, 2003 than the corresponding period in 2002 primarily as a result of reductions in capital expenditures and acquisitions. Expenditures for property, plant and equipment including capitalized labor and overhead used $1.1 billion less cash during the nine months ended September 30, 2003 than the corresponding period in 2002 as a result of our efforts to reduce capital expenditures and the completion of the majority of our rebuild plan in fiscal 2002. Payments for acquisitions used $140 million less cash during the nine months ended September 30, 2003 than the corresponding period in 2002.

FINANCING ACTIVITIES. Net cash used by financing activities for the nine months ended September 30, 2003 was $256 million and net cash provided by financing activities for the nine months ended September 30, 2002 was $1.8 billion. The decrease in cash provided during the nine months ended September 30, 2003 as compared to the corresponding period in 2002 was primarily due to a decrease in borrowings of long-term debt and in issuances of debt.

CAPITAL EXPENDITURES

We have substantial ongoing capital expenditure requirements; however, we have experienced a significant decline in such requirements in 2003 as compared to prior years. This decline in 2003 is the result of a substantial reduction in rebuild costs as our network has been upgraded and rebuilt in prior years, consumption of inventories, negotiated savings in contract labor and network components including digital set-top terminals and cable modems, reduced capitalized labor and overhead and reduced volume of installation related activities. Additions to property, plant and equipment, excluding acquisitions of cable systems, totaled $227 million and $528 million for the three months ended September 30, 2003 and 2002, respectively, and $481 million and $1.6 billion for the nine months ended September 30, 2003 and 2002, respectively. The majority of the capital expenditures relates to our customer premise equipment and rebuild and upgrade program. Upgrading our cable systems has enabled us to offer digital television, high-speed data services, video on demand, high definition television, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures have been funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. During the three months ended September 30, 2003 and 2002, our liabilities related to capital expenditures decreased $1 million and increased $21 million, respectively, and decreased $102 million and $89 million, respectively, during the nine months ended September 30, 2003 and 2002.

During 2003, we expect to spend approximately $800 million to $925 million in the aggregate on capital expenditures. We expect our capital expenditures in 2003 will be lower than 2002 levels because our rebuild and upgrade activities are largely completed, as a greater portion of our workforce is focused on maintenance and period related activities, our purchases of digital set-top terminals have declined and the volume of installation related activities has declined.

As first reported in our Form 10-Q for the third quarter of 2002, we adopted capital expenditure disclosure guidance, which was developed by eleven publicly traded cable system operators, including Charter Communications, Inc., with the support of the National Cable & Telecommunications Association ("NCTA"). The new disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures and customer relationships among peer companies in the cable industry. These disclosure guidelines are not required disclosure under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2003 and 2002 (dollars in millions):

                                              THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------     --------------------------------
                                                  2003              2002               2003              2002
                                             ---------------    --------------     --------------    --------------
     Customer premise equipment (a)                   $118               $177              $253             $587
     Scalable infrastructure (b)                        15                 60                35              179
     Line extensions (c)                                38                 26                69               69
     Upgrade/Rebuild (d)                                33                214                76              558
     Support capital (e)                                23                 51                48              157
                                             ---------------    --------------     --------------    --------------
            Total capital expenditures (f)            $227               $528              $481           $1,550
                                             ===============    ==============     ==============    ==============


    (a) Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS 51 and customer premise equipment (e.g., digital set-top terminals and cable modems, etc.).

    (b) Scalable infrastructure includes costs, not related to customer premise equipment or our network, to secure growth of new customers, revenue units and additional bandwidth revenues or provide service enhancements (e.g., headend equipment).

    (c) Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

    (d) Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.

    (e) Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

    (f) Represents all capital expenditures made during the three and nine months ended September 30, 2003 and 2002, respectively.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report and in the Critical Accounting Policies and Estimates section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

SUBSTANTIAL LEVERAGE. We and our subsidiaries have a significant amount of debt. As of September 30, 2003, our total debt was approximately $17.7 billion. In the fourth quarter of 2003, we will be required to repay approximately $66 million of accreted interest on the CC V bonds. In subsequent years, substantial additional amounts will become due under our subsidiaries' remaining obligations. If current debt levels increase, the related risks that we now face will intensify, including a potential further deterioration of our existing credit ratings. We believe that as a result of our significant levels of debt, our access to the debt markets could be limited when substantial amounts of our current indebtedness become due. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not available to us from borrowings under our credit facilities or from other sources, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. Further, if we are unable to refinance that debt, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. If we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled. For more information, see the section above entitled "Liquidity and Capital Resources."

RESTRICTIVE COVENANTS. The credit facilities of our subsidiaries and the indentures governing the publicly held notes of our subsidiaries contain a number of significant covenants that could adversely impact our business. In particular, the credit facilities and indentures of our subsidiaries restrict our subsidiaries' ability to:

    o   pay dividends or make other distributions;

    o   make certain investments or acquisitions;

    o   enter into related party transactions;

    o   dispose of assets or merge;

    o   incur additional debt;

    o   issue equity;

    o   repurchase or redeem equity interests and debt;

    o   grant liens; and

    o   pledge assets.

Furthermore, our subsidiaries' credit facilities require our subsidiaries to maintain specified financial ratios and meet financial tests. These financial ratios tighten and may become more difficult to maintain over time. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants or obligations will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt under the applicable agreement, and in certain cases under other agreements governing our indebtedness. Any default under the credit facilities or indentures applicable to us or our subsidiaries could adversely affect our growth, our financial condition and our results of operations and the ability to make payments on our publicly held notes and those of our subsidiaries, and on the credit facilities of our subsidiaries.

LIQUIDITY. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiaries, issuances of debt securities by us or our subsidiaries, loans or equity contributions from Charter Holdco and cash on hand.

Our ability to conduct operations is dependent on our continued access to credit under our subsidiaries' credit facilities. Our total potential borrowing availability under the current credit facilities of our subsidiaries totaled $1.4 billion as of September 30, 2003, although the actual availability per the covenant restrictions at that time was only $735 million. Our access to those funds is subject to our satisfaction of the covenants in those credit facilities and the indentures governing our and our subsidiaries' public debt. Although we have completed a private placement of $500 million aggregate principal amount of 8.75% senior notes by CCO Holdings to improve our ability to satisfy leverage ratio covenants in our subsidiaries' credit facilities, we may not be able to comply with all of the financial ratios and restrictive covenants in our subsidiaries' credit facilities. If there is an event of default under our subsidiaries' credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under the credit facilities and indentures, if not waived, could result in the acceleration of those debt obligations, which would in turn result in the acceleration of other debt obligations, and could result in the exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

If at any time additional capital or capacity is required beyond amounts internally generated or available through existing credit facilities or in traditional debt or equity financings, we would consider:

    o requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions;

    o further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

    o   selling assets;

    o issuing debt securities which may have structural or other priorities over our existing notes; or

    o issuing debt or equity at the Charter or Charter Holdco level, the proceeds of which could be loaned or contributed to us.

CHARTER LIQUIDITY CONCERNS. Charter has a substantial amount of debt. Following completion of the previously described CCH II offering, Charter still has approximately $774 million aggregate principal amount of convertible senior notes outstanding, which mature in 2005 and 2006, following this debt exchange. Charter's ability to make payments on its convertible senior notes is dependent on its ability to obtain additional financing and on us and its other subsidiaries making distributions, loans, or payments to Charter Holdco, and on Charter Holdco paying or distributing such funds to Charter. The indentures governing our notes permit us to make distributions up to our formulaic capacity to Charter Holdco only if, after giving effect to the distribution, we can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under the indentures and other specified tests are met. We did not meet the leverage ratio test at September 30, 2003 and as a result, distributions from us to Charter are subject to certain restrictions. However, in the event that we could not incur any additional debt under the 8.75 to 1.0 leverage ratio, the indentures governing our notes permit us and our subsidiaries to make specified investments in Charter Holdco or Charter, up to its formulaic capacity, if there is no default under the indentures. Because Charter is our sole manager, any financial or liquidity problems of Charter would be likely to cause serious disruption to our business and to have a material adverse effect on our operations and results. Any such event would likely adversely impact our own credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could result in an event of default under the credit facilities of our subsidiaries and require a change of control repurchase offer under our outstanding notes.

ACCELERATION OF INDEBTEDNESS OF OUR SUBSIDIARIES. In the event of a default under our subsidiaries' credit facilities or public notes, our subsidiaries' creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our subsidiaries' credit facilities and indentures will not permit our subsidiaries to distribute funds to us to pay interest or principal on our public notes. If the amounts outstanding under such credit facilities or public notes are accelerated, all of our subsidiaries' debt and liabilities would be payable from our subsidiaries' assets, prior to any distribution of our subsidiaries' assets to pay the interest and principal amounts on our public notes. In addition, the lenders under our subsidiaries' credit facilities could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on our public notes. Additionally, an acceleration or payment default under our subsidiaries' credit facilities would cause a cross-default in the indentures governing our notes and would trigger the cross-default provision of the Charter Operating Credit Agreement. Any default under any of our subsidiaries' credit facilities or public notes might adversely affect the holders of our public notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

SECURITIES LITIGATION AND GOVERNMENT INVESTIGATIONS. A number of Federal Class Actions were filed against Charter and certain of its former and present officers and directors alleging violations of securities law. The Federal Class Actions have been consolidated for pretrial purposes into a Consolidated Federal Class Action. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the United States District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its then current directors and officers. Finally, two derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor; these actions were consolidated during the fourth quarter of 2002. The federal derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

In August 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how it reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25,

2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

In November 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to the determination of the number of its customers, and various of its other accounting policies and practices, including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is fully cooperating with the SEC staff.

Due to the inherent uncertainties of litigation and investigations, Charter has advised us that it cannot predict the ultimate outcome of these proceedings. In addition, its restatement may lead to additional allegations in the pending securities class and derivative actions against Charter, or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and Charter's actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management's attention, all of which could affect adversely the market price of our publicly-traded notes, as well as our ability to meet future operating and financial estimates and to execute our business and financial strategies.

COMPETITION. The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of "dial-up" and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on our business.

Mergers, joint ventures and alliances among franchise, wireless or private cable operators, satellite television providers, local exchange carriers and others, and the repeal of certain ownership rules may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

VARIABLE INTEREST RATES. At September 30, 2003, excluding the effects of hedging, approximately 43% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of September 30, 2003 and December 31, 2002, the weighted average rate on the bank debt was approximately 5.6%, while the weighted average rate on the high-yield debt was approximately 10.3% and 10.2%, respectively, resulting in a blended weighted average rate of 8.2% and 8.1%, respectively. Approximately 78% and 77% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of September 30, 2003 and December 31, 2002, respectively.

STREAMLINING OF OPERATIONS. In the past, we experienced rapid growth from acquisitions of a number of smaller cable operators and the rapid rebuild and rollout of advanced services. Our future success will depend in part on our ability to standardize and streamline our operations. The failure to implement a consistent corporate culture and management, operating or financial systems or procedures necessary to standardize and streamline our operations and effectively operate our enterprise could have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to properly manage our operations will be impacted by our ability to attract, retain and incentivize experienced, qualified, professional management.

SERVICES. We expect that a substantial portion of our near term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent various commercial services that take advantage of cable's broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

INCREASING PROGRAMMING COSTS. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. The inability to pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

PUBLIC NOTES PRICE VOLATILITY. The market price of the publicly-traded notes issued by us and our subsidiaries has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors, which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of our debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our and our subsidiaries' public notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company's securities, and recently such purported class action lawsuits were filed against Charter.

ECONOMIC SLOWDOWN; GLOBAL CONFLICT. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues, and also could affect our ability to collect accounts receivable and maintain customers. In addition, any prolonged military conflict would materially and adversely affect our revenues from our systems providing services to military installations. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

LONG-TERM INDEBTEDNESS - CHANGE OF CONTROL PAYMENTS. We and Charter may not have the ability to raise the funds necessary to fulfill the obligations under Charter's convertible senior notes, our public notes or the public notes and credit facilities of our subsidiaries following a change of control. Under the indentures governing Charter's convertible senior notes, upon the occurrence of specified change of control events, including certain specified dispositions of Charter's stock by Mr. Allen, Charter is required to offer to repurchase all of the outstanding Charter convertible senior notes. However, Charter may not have sufficient funds at the time of the change of control event to make the required repurchase of Charter's convertible senior notes and we and our subsidiaries are limited in our ability to make distributions or other payments to Charter to fund any required repurchase. In addition, a change of control under our subsidiaries' credit facilities and indentures governing their and our public notes would require the repayment of borrowings under those credit facilities and indentures. Because such credit facilities and public notes are obligations of us and our subsidiaries, the credit facilities and the public notes would have to be repaid by us and our subsidiaries before the assets could be available to Charter to repurchase Charter's convertible senior notes. Charter's failure to make or complete a change of control offer would place it in default under Charter's convertible senior notes. The failure of us or our subsidiaries to make a change of control offer or repay the amounts outstanding under their credit facilities would place them in default of these agreements and could result in a default under the indentures governing Charter's convertible senior notes.

REGULATION AND LEGISLATION. Cable systems are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the Federal Communications Commission were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The Federal Communications Commission is currently conducting a proceeding in which it is considering this channel usage possibility, although it recently issued a tentative decision against such dual carriage. In addition, the carriage of new high-definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to proportionate increases in system revenue.

There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part a Federal Communications Commission ruling defining cable modem service as an "information service" and remanded for further proceedings. The Ninth Circuit held that cable modem service is not "cable service" but is part "telecommunications service" and part "information service." The decision will likely be appealed, but it may possibly lead to cable operators having to contribute to the federal government's universal service fund, to open access requirements, and to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

A recent court decision concerning the Digital Millenium Copyright Act ("DMCA") has enabled copyright owners to obtain expedited subpoenas compelling disclosure by Internet service providers of the names of customers that are otherwise known only by an Internet protocol, or IP, address or screen name. This has led to a marked increase in the volume of subpoenas received by us, as copyright owners seek to constrain the use of peer-to-peer networks for unauthorized copying and distribution of copyrighted works. Internet service providers also have a DMCA obligation to adopt and implement a policy of terminating the accounts of repeat copyright infringers. The increased activity and responsibilities in this area pose an additional burden on our operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in reported market risks have occurred since the filing of our December 31, 2002 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that our controls do provide such reasonable assurances.

                           PART II. OTHER INFORMATION.

ITEM 1.     LEGAL PROCEEDINGS.

SECURITIES CLASS ACTIONS AND DERIVATIVE SUITS.

Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter Communications, Inc. and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter Communications, Inc.'s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter Communications, Inc. utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter Communications, Inc.'s operations and prospects. The Federal Class Actions were specifically and individually identified in prior public filings made by Charter Communications, Inc. In October 2002, Charter Communications, Inc. filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the United States District Court for the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the "Consolidated Federal Class Action") for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint have been filed.

The Consolidated Federal Class Action is entitled:

    o In re Charter Communications, Inc. Securities Litigation, MDL Docket No. 1506 (All Cases), Stoneridge Investment Partners LLC, Individually and On Behalf Of All Others Similarly Situated, v. Charter Communications, Inc., Paul Allen, Jerald L. Kent, Carl E. Vogel, Kent Kalkwarf, David G Barford, Paul E. Martin, David L. McCall, Bill Shreffler, Chris Fenger, Scientific-Atlanta, Inc. and Arthur Andersen, LLP, Consolidated Case No. 4:02-CV-1186-CAS.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter Communications, Inc. and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

The State Derivative Action is entitled:

    o Kenneth Stacey, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter Communications, Inc. and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter Communications, Inc. by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

The Federal Derivative Action is entitled:

    o Arthur Cohn, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter Communications, Inc. and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter Communications, Inc. at an unfair price. The lawsuits were brought on behalf of Charter Communications, Inc.'s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such purported or threatened transaction by Mr. Allen has been presented.

The Delaware Class Actions consist of:

    o   Eleanor Leonard, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl
        E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 12, 2002;

    o Helene Giarraputo, on behalf of herself and all others similarly situated, v. Paul G. Allen, Carl E. Vogel, Marc B. Nathanson, Ronald L. Nelson, Nancy B. Peretsman, William Savoy, John H. Tory, Larry W. Wangberg, and Charter Communications, Inc., filed on August 13, 2002;

    o Ronald D. Wells, Whitney Counsil and Manny Varghese, on behalf of themselves and all others similarly situated, v. Charter Communications, Inc., Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, filed on August 13, 2002;

    o   Gilbert Herman, on behalf of himself and all others similarly situated,
        v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc
        B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 14, 2002;

    o Stephen Noteboom, on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 16, 2002; and

    o John Fillmore on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on October 18, 2002.

All of the lawsuits discussed above are each in preliminary stages. Charter Communications, Inc. has advised us that it intends to vigorously defend the lawsuits.

GOVERNMENT INVESTIGATIONS. In August of 2002, Charter Communications, Inc. became aware of a grand jury investigation being conducted by the U.S. Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how it reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter Communications, Inc. received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter Communications, Inc.'s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is fully cooperating with the SEC Staff.

OUTCOME. Charter has advised us that it is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on its and our results of operations and financial condition.

INDEMNIFICATION. Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of our Bylaws and (where applicable) such individual defendants' employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter Communications, Inc., in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter's current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as our officers and directors. The limited liability company agreements of the Company and its limited liability company subsidiaries, and the bylaws of its corporate subsidiary, may require each such entity to indemnify Charter and the individual named defendants in connection with the matters set forth above.

INSURANCE. Charter Communications, Inc. has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 23, 2003, at the annual meeting of Charter Communications Holdings Capital Corp., the sole shareholder voted 1 share (100% of outstanding shares) in favor of electing Carl E. Vogel as the sole director.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     Exhibit
     Number   Description of Document
     ------   -----------------------

       2.1 Purchase Agreement, dated May 29, 2003, by and between Falcon Video Communications, L.P. and WaveDivision Holdings, LLC (Incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.'s current report on Form 8-K filed on May 30, 2003 (File No. 000-27927)).

       2.2 Asset Purchase Agreement, dated September 3, 2003, by and between Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC (Incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.'s current report on Form 8-K/A filed on September 3, 2003 (File No. 000-27927)).

       3.1(a) Certificate of Formation of Charter Communications Holdings, LLC
              (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

       3.2 Second Amended and Restated Limited Liability Company Agreement of Charter Communications Holdings, LLC, dated as of June 30, 2003 (Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q filed by Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation on August 12, 2003 (File No. 333-77499)).

       3.3 Certificate of Incorporation of Charter Communications Holdings Capital Corporation (Incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on

              June 22, 1999 (File No. 333-77499)).

       3.4(a) By-Laws of Charter Communications Holdings Capital Corporation
              (Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

       3.4(b) Amendment to By-Laws of Charter Communications Holdings Capital
              Corporation, dated as of October 30, 2001. (Incorporated by reference to Exhibit 3.4(b) to the annual report on Form 10-K filed by Charter Communications Holding Company on March 29, 2002 (File No. 333-77499)).

       4.1 Indenture, dated as of September 23, 2003, by and among CCH II, LLC, CCH II Capital Corp. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 10.1 to Charter Communications, Inc.'s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

       4.2 Exchange and Registration Rights Agreement, dated as of September 23, 2003, by and between CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.2 to Charter Communications, Inc.'s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

       4.3 CCH II Note Purchase Agreement, dated as of September 18, 2003, by and between CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.3 to Charter Communications, Inc.'s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

       4.4 CCI Senior Notes Exchange Agreement, dated as of September 18, 2003, by and between Charter Communications, Inc., CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.4 to Charter Communications, Inc.'s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

       4.5 Holdings Senior Notes Exchange Agreement, dated as of September 18, 2003, by CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.5 to Charter Communications, Inc.'s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

       4.6 Indenture, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

       4.7 Exchange and Registration Rights Agreement, dated as of November 10, 2003, by and between CCO Holdings, LLC and CCO Holdings Capital Corp. (Incorporated by reference to Exhibit 4.2 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

       4.8 Purchase Agreement, dated as of November 4, 2003, by and between CCO Holdings, LLC and CCO Holdings Capital Corp. (Incorporated by reference to Exhibit 4.3 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

       10.1 Second Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated as of January 3, 2002 and as further amended and restated as of June 19, 2003, among Charter Communications Operating, LLC, Charter Communications Holdings, LLC and several financial institutions or entities named therein (Incorporated by reference to Exhibit 10.1 to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       10.2 Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of June 19, 2003 (Incorporated by reference to Exhibit 10.2 to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       10.3a Commitment Letter, dated April 14, 2003, from Vulcan Inc. to Charter Communications VII, LLC (Incorporated by reference to
              Exhibit 10.3a to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       10.3b Letter from Vulcan Inc. dated June 30, 2003 amending the Commitment Letter, dated April 14, 2003 (Incorporated by reference to Exhibit 10.3b to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       10.4 Amended and Restated Management Agreement dated as of June 19, 2003 by and between Charter Communications Operating, LLC and Charter Communications, Inc. (Incorporated by reference to

              Exhibit 10.4 to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       10.5a Second Amended and Restated Mutual Services Agreement dated as of June 19, 2003 by and between Charter Communications, Inc. and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.5a to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       10.5b Letter Agreement regarding Mutual Services Agreement dated June 19, 2003 between Charter Investment, Inc., Charter Communications, Inc. and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.5b to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       +10.6 Employment Agreement between Charter Communications, Inc. and Margaret A. "Maggie" Bellville, entered into as of April 27, 2003 (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 3, 2003 (File No. 000-27927)).

       +10.7 Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K filed by Charter Communications, Inc. on April 14, 2003 (File No. 000-27927)).

       +10.8 Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K filed by Charter Communications, Inc. on April 14, 2003 (File No. 000-27927)).

       15.1   Letter re Unaudited Interim Financial Statements. *

       31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

       31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

       32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

       32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *




*  filed herewith

+  Management compensatory plan or arrangement


(B)  REPORTS ON FORM 8-K

         On July 11, 2003, the registrant filed a current report on Form 8-K dated July 10, 2003 to announce the status of the issue as to whether the documentation was correct and complete with regard to the ultimate ownership of the CC VIII Interest following consummation of the Comcast Put Right.

         On September 19, 2003, the registrant furnished a current report on Form 8-K dated September 19, 2003 to announce that it and its indirect subsidiary, CCH II, LLC have entered into agreements to exchange certain indebtedness.

         On September 26, 2003, the registrant filed a current report on Form 8-K dated September 23, 2003 to announce that it and its indirect subsidiary, CCH II, LLC have closed on the exchange of certain indebtedness.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation have duly caused this Quarterly Report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                CHARTER COMMUNICATIONS HOLDINGS, LLC
                                Registrant

                                By:  CHARTER COMMUNICATIONS, INC., Sole Manager

Dated: November 12, 2003          By: /s/ STEVEN A. SCHUMM
                                      ----------------------------------------
                                      Name:    Steven A. Schumm
                                      Title:   Executive Vice President and
                                               Chief Administrative Officer and
                                               Interim Chief Financial Officer
                                               (Principal Financial Officer)

                                  By: /s/ PAUL E. MARTIN
                                      ----------------------------------------
                                      Name:    Paul E. Martin
                                      Title:   Senior Vice President and
                                               Corporate Controller
                                               (Principal Accounting Officer)



                                CHARTER COMMUNICATIONS HOLDINGS CAPITAL
                                CORPORATION
                                Registrant


Dated: November 12, 2003          By: /s/ STEVEN A. SCHUMM
                                      ----------------------------------------
                                      Name:    Steven A. Schumm
                                      Title:   Executive Vice President and
                                               Chief Administrative Officer and
                                               Interim Chief Financial Officer
                                               (Principal Financial Officer)

                                  By: /s/ PAUL E. MARTIN
                                      ----------------------------------------
                                      Name:    Paul E. Martin
                                      Title:   Senior Vice President and
                                               Corporate Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit
     Number   Description of Document
     ------   -----------------------

       2.1 Purchase Agreement, dated May 29, 2003, by and between Falcon Video Communications, L.P. and WaveDivision Holdings, LLC (Incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.'s current report on Form 8-K filed on May 30, 2003 (File No. 000-27927)).

       2.2 Asset Purchase Agreement, dated September 3, 2003, by and between Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC (Incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.'s current report on Form 8-K/A filed on September 3, 2003 (File No. 000-27927)).

       3.1(a) Certificate of Formation of Charter Communications Holdings, LLC
              (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

       3.2 Second Amended and Restated Limited Liability Company Agreement of Charter Communications Holdings, LLC, dated as of June 30, 2003 (Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q filed by Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation on August 12, 2003 (File No. 333-77499)).

       3.3 Certificate of Incorporation of Charter Communications Holdings Capital Corporation (Incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

       3.4(a) By-Laws of Charter Communications Holdings Capital Corporation
              (Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

       3.4(b) Amendment to By-Laws of Charter Communications Holdings Capital
              Corporation, dated as of October 30, 2001. (Incorporated by reference to Exhibit 3.4(b) to the annual report on Form 10-K filed by Charter Communications Holding Company on March 29, 2002 (File No. 333-77499)).

       4.1 Indenture, dated as of September 23, 2003, by and among CCH II, LLC, CCH II Capital Corp. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 10.1 to Charter Communications, Inc.'s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

       4.2 Exchange and Registration Rights Agreement, dated as of September 23, 2003, by and between CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.2 to Charter Communications, Inc.'s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

       4.3 CCH II Note Purchase Agreement, dated as of September 18, 2003, by and between CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.3 to Charter Communications, Inc.'s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

       4.4 CCI Senior Notes Exchange Agreement, dated as of September 18, 2003, by and between Charter Communications, Inc., CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.4 to Charter Communications, Inc.'s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

       4.5 Holdings Senior Notes Exchange Agreement, dated as of September 18, 2003, by CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.5 to Charter Communications, Inc.'s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

       4.6 Indenture, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

       4.7 Exchange and Registration Rights Agreement, dated as of November 10, 2003, by and between CCO Holdings, LLC and CCO Holdings Capital Corp. (Incorporated by reference to Exhibit 4.2 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No.

              000-27927)).

       4.8 Purchase Agreement, dated as of November 4, 2003, by and between CCO Holdings, LLC and CCO Holdings Capital Corp. (Incorporated by reference to Exhibit 4.3 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

       10.1 Second Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated as of January 3, 2002 and as further amended and restated as of June 19, 2003, among Charter Communications Operating, LLC, Charter Communications Holdings, LLC and several financial institutions or entities named therein (Incorporated by reference to Exhibit 10.1 to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       10.2 Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of June 19, 2003 (Incorporated by reference to Exhibit 10.2 to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       10.3a Commitment Letter, dated April 14, 2003, from Vulcan Inc. to Charter Communications VII, LLC (Incorporated by reference to
              Exhibit 10.3a to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       10.3b Letter from Vulcan Inc. dated June 30, 2003 amending the Commitment Letter, dated April 14, 2003 (Incorporated by reference to Exhibit 10.3b to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       10.4 Amended and Restated Management Agreement dated as of June 19, 2003 by and between Charter Communications Operating, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit
              10.4 to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       10.5a Second Amended and Restated Mutual Services Agreement dated as of June 19, 2003 by and between Charter Communications, Inc. and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.5a to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       10.5b Letter Agreement regarding Mutual Services Agreement dated June 19, 2003 between Charter Investment, Inc., Charter Communications, Inc. and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.5b to Charter Communications, Inc. quarterly report on Form 10-Q filed on August 5, 2003 (File No. 000-27927)).

       +10.6 Employment Agreement between Charter Communications, Inc. and Margaret A. "Maggie" Bellville, entered into as of April 27, 2003 (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 3, 2003 (File No. 000-27927)).

       +10.7 Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K filed by Charter Communications, Inc. on April 14, 2003 (File No. 000-27927)).

       +10.8 Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K filed by Charter Communications, Inc. on April 14, 2003 (File No. 000-27927)).

       15.1   Letter re Unaudited Interim Financial Statements. *

       31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

       31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

       32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

       32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *



*  filed herewith

+  Management compensatory plan or arrangement