Form 10-Q
period 2004-03-31
CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP; CHARTER COMMUNICATIONS HOLDINGS LLC
filed 2004-05-17
CIK 1085475, 1085476

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:	333-77499 333-77499-01

Charter Communications Holdings, LLC
Charter Communications Holdings Capital Corporation*

(Exact name of registrants as specified in their charters)

Delaware	43-1843179

Delaware	43-1843177

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri 63131

(Address of principal executive offices including zip code)

(314) 965-0555

(Registrants’ telephone number, including area code)

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

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of May 12, 2004: 100

* Charter Communications Holdings Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing with the reduced disclosure format.

Charter Communications Holdings, LLC
Charter Communications Holdings Capital Corporation
Quarterly Report on Form 10-Q for the Period ended March 31, 2004

This quarterly report on Form 10-Q is for the three months ended March 31, 2004. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, “we,” “us” and “our” refer to Charter Communications Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our and our parent company’s ability to pay or refinance debt as it becomes due;

•	the availability of funds to meet interest payment obligations under our and our parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	any adverse consequences arising out of our and our parent company’s restatement of our 2000, 2001 and 2002 financial statements;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, the pending SEC Division of Enforcement investigation, the putative class action, the unconsolidated state action, and derivative shareholders litigation against Charter Communications, Inc.;

•	our ability to comply with all covenants in our indentures and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;

•	our ability to obtain programming at reasonable prices or to pass cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Independent Accountants’ Review Report

The Board of Directors and Member
Charter Communications Holdings, LLC:

We have reviewed the accompanying interim condensed consolidated balance sheet of Charter Communications Holdings, LLC and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, changes in member’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 14 to the interim condensed consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.

/s/ KPMG LLP

St. Louis, Missouri
May 7, 2004

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72	$85
Accounts receivable, less allowance for doubtful accounts of $15 and $17, respectively	164	189
Receivables from related party	95	56
Prepaid expenses and other current assets	26	21

Total current assets	357	351

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $4,087 and $3,834, respectively	6,513	6,808
Franchises, net of accumulated amortization of $3,298 and $3,445, respectively	13,196	13,680

Total investment in cable properties, net	19,709	20,488

OTHER NONCURRENT ASSETS	301	309

Total assets	$20,367	$21,148

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,147	$1,179

Total current liabilities	1,147	1,179

LONG-TERM DEBT	17,344	17,873

LOANS PAYABLE – RELATED PARTY	37	37

DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14

OTHER LONG-TERM LIABILITIES	677	687

MINORITY INTEREST	722	719

MEMBER’S EQUITY:
Member’s equity	485	696
Accumulated other comprehensive loss	(59)	(57)

Total member’s equity	426	639

Total liabilities and member’s equity	$20,367	$21,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2004	2003
REVENUES	$1,214	$1,178

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	512	485
Selling, general and administrative	239	235
Depreciation and amortization	370	370
(Gain) loss on sale of assets, net	(106)	9
Option compensation expense, net	14	—
Special charges, net	10	2

	1,039	1,101

Income from operations	175	77

OTHER INCOME AND EXPENSE:
Interest expense, net	(381)	(370)
Gain (loss) on derivative instruments and hedging activities, net	(7)	14
Other, net	(1)	—

	(389)	(356)

Loss before minority interest and income taxes	(214)	(279)
MINORITY INTEREST	(3)	(3)

Loss before income taxes	(217)	(282)
INCOME TAX EXPENSE	(1)	(1)

Net loss	$(218)	$(283)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(218)	$(283)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	3	3
Depreciation and amortization	370	370
Option compensation expense, net	10	—
Noncash interest expense	92	104
(Gain) loss on derivative instruments and hedging activities, net	7	(14)
(Gain) loss on sale of assets, net	(106)	9
Deferred income taxes	1	1
Other, net	2	9
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	22	26
Prepaid expenses and other assets	(10)	1
Accounts payable, accrued expenses and other	(56)	(72)
Receivables from and payables to related party, including deferred management fees	(46)	(3)

Net cash flows from operating activities	71	151

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(187)	(101)
Change in accrued expenses related to capital expenditures	(7)	(117)
Proceeds from sale of assets	725	—
Purchases of investments	—	(2)

Net cash flows from investing activities	531	(220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	165	346
Repayments of long-term debt	(779)	(152)
Repayments to related parties	—	(21)
Payments for debt issuance costs	(1)	—

Net cash flows from financing activities	(615)	173

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13)	104
CASH AND CASH EQUIVALENTS, beginning of period	85	310

CASH AND CASH EQUIVALENTS, end of period	$72	$414

CASH PAID FOR INTEREST	$227	$160

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1. Organization and Basis of Presentation

Charter Communications Holdings, LLC (“Charter Holdings”) is a holding company whose primary assets at March 31, 2004 are equity interests in its operating subsidiaries. Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC (“Charter Holdco”), which is a subsidiary of Charter Communications, Inc. (“Charter”). The condensed consolidated financial statements include the accounts of Charter Holdings and all of its direct and indirect subsidiaries. Charter Holdings and its subsidiaries are collectively referred to herein as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed data services and, in some areas, advanced broadband services such as high definition television, video on demand, telephony and interactive television. The Company sells its cable video programming, high-speed data and advanced broadband services on a subscription basis.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in the Company’s annual report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Reclassifications

Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

2. Liquidity and Capital Resources

The Company has incurred net losses of $218 million and $283 million for the three months ended March 31, 2004 and 2003, respectively. The Company’s net cash flows from operating activities were $71 million and $151 million for the three months ended March 31, 2004 and 2003, respectively. The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from Charter Holdco, issuances of debt securities and cash on hand. The mix of funding sources changes from period to period, but for the three months ended March 31, 2004, approximately 9% of the Company’s funding requirements were from cash flows from operating activities, 90% was from proceeds from the sale of cable systems described below and 1% was from cash on hand. For the three months ended March 31, 2004, the Company had net cash flows used in financing activities of $615 million, reflecting a net repayment of $614 million of debt.

In April 2004, Charter Holdings’ indirect subsidiaries, Charter Communications Operating, LLC (“Charter Operating”) and Charter Communications Operating Capital Corp., sold $1.5 billion of senior second lien notes in a private transaction. Additionally, Charter Operating amended and restated its $5.1 billion credit facilities, among other things, to defer maturities and increase availability under those facilities to approximately $6.5 billion,

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

consisting of a $1.5 billion revolving credit facility, a $2.0 billion six-year term loan facility and a $3.0 billion seven-year term loan facility. Charter Operating used the additional borrowings under the amended and restated credit facilities, together with proceeds from the sale of the Charter Operating senior second lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating Company, LLC (“CC VI Operating”), Falcon Cable Communications, LLC (“Falcon Cable”), and CC VIII Operating, LLC (“CC VIII Operating”), all in one concurrent transaction. The effect of the transaction, among other things, was to substitute Charter Operating as the lender in place of the banks under those subsidiaries’ credit facilities.

On March 1, 2004, the Company closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. This transaction resulted in a $108 million pretax gain recorded as a gain on sale of assets in the Company’s condensed consolidated statements of operations. The Company closed on the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. Subject to post-closing contractual adjustments, the Company expects the total net proceeds from the sale of all of these systems to be approximately $733 million, of which $10 million is currently held in an indemnity escrow account (with the unused portion thereof to be released by March 1, 2005). The proceeds received to date have been used to repay a portion of amounts outstanding under the Company’s credit facilities.

The Company has a significant level of debt. In 2004, after giving effect to the refinancing in April 2004, $15 million of the Company’s debt matures, and an additional $30 million will mature in each of 2005 and 2006. In addition, the amended and restated Charter Operating credit facilities require the CC V Holdings, LLC notes to be redeemed within 45 days after the Charter Holdings leverage ratio discussed below is determined to be below 8.75 to 1.0. In subsequent years, substantial additional amounts will become due under the Company’s remaining obligations. As the principal amounts owing under the Company’s various debt obligations become due beginning in 2007, sustaining the Company’s liquidity will likely depend on its ability to access additional sources of capital over time, which may be affected by our significant amount of debt. A default under the covenants governing any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which would have a material adverse effect on the Company’s financial condition or results of operations.

The Company expects that cash on hand, cash flows from operating activities and the amounts available under the amended and restated Charter Operating credit facilities will be adequate to meet its cash needs for the foreseeable future. However, these credit facilities are subject to certain restrictive covenants, some of which require the Company to achieve specified operating results. The Company expects to maintain compliance with these covenants in 2004. If the Company’s actual operating performance results in non-compliance with these covenants, or if other events of non-compliance under these credit facilities or indentures governing subsidiary or parent company debt occur, funding under the credit facilities may not be available and defaults on some or potentially all debt obligations could occur. Additionally, no assurance can be given that the Company will not experience liquidity problems because of adverse market conditions, increased competition or other unfavorable events.

The indentures governing the CCH II, LLC notes, CCO Holdings, LLC notes, and Charter Operating notes restrict those note issuers from making distributions to their parent companies (including Charter and Charter Holdings) for payment of principal on parent company notes, in each case unless there is no default under those indentures and a specified leverage ratio test can be met. Each such issuer currently meets the applicable leverage ratio test, and therefore is not currently prohibited from making any such distributions to its direct parent. The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio test of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. However, in the event that Charter Holdings could not incur any additional debt under the 8.75 to 1.0 leverage ratio test, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to its formulaic capacity, if there is no default under the indentures. For the quarter ended March 31, 2004, there were no

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

defaults under the Charter Holdings indentures and other specified tests were met. However, Charter Holdings continued to not meet the leverage ratio test at March 31, 2004. As a result, distributions from Charter Holdings to Charter Holdco or Charter again have been restricted and will continue to be restricted until that test is met. Charter currently has sufficient assets to pay interest due on its outstanding convertible senior notes during 2004. However, Charter’s ability to make interest payments, or principal payments at maturity in 2005 and 2006, on its outstanding convertible senior notes is contingent upon it obtaining additional debt and/or equity financing or receiving distributions or other payments from its subsidiaries. Any financial or liquidity problems of Charter would likely cause serious disruption to the Company’s business and have a material adverse effect on its business and results of operations.

The Company’s long-term financing structure as of March 31, 2004 includes $6.6 billion of credit facility debt and $10.7 billion of high-yield notes. The April 2004 refinancing discussed above resulted in approximately $1.5 billion of senior second lien notes replacing credit facility debt and the deferral beyond 2008 of approximately $8 billion of scheduled debt maturities and commitment reductions under the Company’s credit facilities, which would otherwise have come due or would have occurred before that time. Approximately $15 million of financing matures during the remainder of 2004, and the Company expects to pay amounts due at maturity by borrowing under its credit facilities. Unused availability as of the closing of the amendment and restatement of the Charter Operating credit facilities on April 27, 2004 was approximately $1.0 billion.

3. Franchises and Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. Based on the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represented geographic clusters of the Company’s cable systems, which management believes represents the highest and best use of those assets. Fair value is determined based on estimated discounted future cash flows using assumptions that are consistent with internal forecasts.

The effect of SFAS No. 142 as of March 31, 2004 and December 31, 2003 is presented in the following table:

	March 31, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$16,439	$3,287	$13,152	$17,018	$3,412	$13,606
Goodwill	52	—	52	52	—	52

	$16,491	$3,287	$13,204	$17,070	$3,412	$13,658

Finite-lived intangible assets:
Franchises with finite lives	$55	$11	$44	$107	$33	$74

For the three months ended March 31, 2004, the net carrying amount of indefinite-lived intangible assets was reduced by $483 million as a result of the sale of cable systems to Atlantic Broadband Finance, LLC discussed in Note 2. Additionally, approximately $29 million of franchises that were previously classified as finite-lived were

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

reclassified to indefinite-lived, based on the Company’s ability in 2003 to renew these franchise assets. Franchise amortization expense for each of the three months ended March 31, 2004 and 2003 was $1 million and $2 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $4 million annually. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Accounts payable — trade	$119	$150
Accrued capital expenditures	100	93
Accrued interest	332	270
Programming costs	306	319
Franchise related fees	39	70
State sales tax	56	61
Other accrued expenses	195	216

	$1,147	$1,179

5. Long-Term Debt

Long-term debt consists of the following as of March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
	Face	Accreted	Face	Accreted
	Value	Value	Value	Value
Long-Term Debt
Charter Holdings:
March 1999
8.250% senior notes due 2007	451	451	451	450
8.625% senior notes due 2009	1,244	1,242	1,244	1,242
9.920% senior discount notes due 2011	1,108	1,108	1,108	1,082
January 2000
10.000% senior notes due 2009	640	640	640	640
10.250% senior notes due 2010	318	318	318	318
11.750% senior discount notes due 2010	450	411	450	400
January 2001
10.750% senior notes due 2009	874	874	874	873
11.125% senior notes due 2011	500	500	500	500
13.500% senior discount notes due 2011	675	535	675	517
May 2001
9.625% senior notes due 2009 (includes January 2002 additional notes issue)	640	638	640	638
10.000% senior notes due 2011 (includes January 2002 additional notes issue)	710	708	710	708

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

	March 31, 2004		December 31, 2003
	Face	Accreted	Face	Accreted
	Value	Value	Value	Value
11.750% senior discount notes due 2011	939	737	939	717
January 2002
12.125% senior discount notes due 2012	330	238	330	231
CCH II:
10.250% senior notes due 2010	1,601	1,601	1,601	1,601
CCO Holdings:
8 ¾% senior notes due 2013	500	500	500	500
Renaissance:
10.00% senior discount notes due 2008	114	116	114	116
CC V Holdings:
11.875% senior discount notes due 2008	113	113	113	113
Credit Facilities
Charter Operating	4,248	4,248	4,459	4,459
CC VI Operating	702	702	868	868
Falcon Cable	641	641	856	856
CC VIII Operating	1,023	1,023	1,044	1,044

	$17,821	$17,344	$18,434	$17,873

In April 2004, Charter Holdings’ indirect subsidiaries, Charter Operating and Charter Communications Operating Capital Corp., sold $1.5 billion of senior second lien notes in a private transaction. Additionally, Charter Operating amended and restated its $5.1 billion credit facilities, among other things, to defer maturities and increase availability under those facilities to approximately $6.5 billion, consisting of a $1.5 billion revolving credit facility, a $2.0 billion six-year term loan facility and a $3.0 billion seven-year term loan facility. Charter Operating used the additional borrowings under the amended and restated credit facilities, together with proceeds from the sale of the Charter Operating senior second lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating, Falcon Cable, and CC VIII Operating, all in one concurrent transaction. The effect of the transaction, among other things, was to substitute Charter Operating as the lender in place of the banks under those subsidiaries’ credit facilities.

In addition, in connection with this transaction, a requirement was imposed that the CC V Holdings, LLC senior discount notes be redeemed within 45 days after Charter Holdings’ leverage ratio (determined under the indentures governing the senior notes and senior discount notes issued by Charter Holdings) is determined to be below 8.75 to 1.0, provided the ratio then remains below that level.

6. Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Comprehensive loss for the three months ended March 31, 2004 and 2003 was $220 million and $276 million, respectively.

7. Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage its interest costs. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company has agreed to exchange, at specified intervals through 2007, the difference between

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company’s exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

The Company does not hold or issue derivative instruments for trading purposes. The Company does however have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the condensed consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended March 31, 2004 and 2003, net gain (loss) on derivative instruments and hedging activities includes losses of $1 million and gains of $9 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended March 31, 2004 and 2003, a loss of $2 million and a gain of $7 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as gain (loss) on derivative instruments and hedging activities in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2004 and 2003, net gain (loss) on derivative instruments and hedging activities includes losses of $6 million and gains of $5 million, respectively, for interest rate derivative instruments not designated as hedges.

As of March 31, 2004 and December 31, 2003, the Company had outstanding $2.9 billion and $3.0 billion and $520 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

8. Revenues

Revenues consist of the following for the three months ended March 31, 2004 and 2003:

	Three Months
	Ended March 31,
	2004	2003
Video	$849	$866
High-speed data	168	122
Advertising sales	59	57
Commercial	56	47
Other	82	86

	$1,214	$1,178

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

9. Operating Expenses

Operating expenses consist of the following for the three months ended March 31, 2004 and 2003:

	Three Months
	Ended March 31,
	2004	2003
Programming costs	$334	$314
Advertising sales	23	21
Service costs	155	150

	$512	$485

10. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the three months ended March 31, 2004 and 2003:

	Three Months
	Ended March 31,
	2004	2003
General and administrative	$208	$215
Marketing	31	20

	$239	$235

Components of selling expense are included in general and administrative and marketing expense.

11. Special Charges

In the fourth quarter of 2002, the Company recorded a special charge of $31 million associated with the Company’s workforce reduction program and the consolidation of its operations from three divisions and ten regions into five operating divisions, elimination of redundant practices and streamlining its management structure. During the year ended December 31, 2003, additional severance related costs were incurred of $26 million and recorded as a special charge. In the first quarter of 2004, an additional 100 employees were identified for termination, and severance costs of $1 million were recorded in special charges. Severance payments are made over a period of up to two years with approximately $8 million paid during the three months ended March 31, 2004 and $43 million paid during the year ended December 31, 2003. As of March 31, 2004 and December 31, 2003, a liability of approximately $7 million and $14 million, respectively, is recorded on the accompanying condensed consolidated balance sheets related to the realignment activities. For the three months ended March 31, 2004, special charges also include approximately $9 million, which represents litigation costs related to the tentative settlement of the South Carolina national class action suit, subject to final documentation and court approval (see note 13).

During the three months ended March 31, 2003, the Company recorded severance costs of $7 million in special charges. These severance costs included a $5 million settlement from the Internet service provider Excite@Home related to the conversion of approximately 145,000 high-speed data customers to our Charter Pipeline service in 2001.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

12. Income Taxes

Charter Holdings is a single member limited liability company not subject to income tax. Charter Holdings holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. However, certain of Charter Holdings’ indirect subsidiaries are corporations and are subject to income tax.

As of March 31, 2004 and December 31, 2003, the Company had net deferred income tax liabilities of approximately $267 million. The net deferred income tax liabilities relate to certain of Charter Holdings’ indirect subsidiaries, which file separate income tax returns. During the three months ended March 31, 2004 and 2003, the Company recorded $1 million of income tax expense. The income tax expense is recognized through increases in current state income tax expense as well as increases to the deferred tax liabilities of certain of Charter Holdings’ indirect corporate subsidiaries.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2000 and 1999. Management does not expect the results of this examination to have a material adverse effect on the Company’s financial position or results of operations.

13. Contingencies

Fourteen putative federal class action lawsuits (the ''Federal Class Actions’’) have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the ''Panel’’) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the ''Consolidated Federal Class Action’’) for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint have been filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Action were stayed until May 10, 2004. On May 11, 2004, the court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days.

On September 12, 2002, a shareholders derivative suit (the ''State Derivative Action’’) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”) against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. This case has not yet been consolidated with the State Derivative Action, but Charter expects that it will be in the future. Unspecified damages, allegedly on Charter’s behalf, are sought by plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the ''Federal Derivative Action’’), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action, the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the ''Delaware Class Actions’’). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes that the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. The Delaware Class Actions are substantively identical. No such transaction by Mr. Allen has been presented. Orders of dismissal without prejudice have been entered in each of the Delaware Class Actions.

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

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, SEC

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

investigation and the above described lawsuits, some of its current and former directors and Charter’s current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

Charter has liability insurance coverage that it believes is available for the matters described above, where applicable, subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas, purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were ''cable ready.’’ Charter Holdco removed this case to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter Holdco, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties participated in a mediation with respect to this and related litigation. The mediator made a proposal to the parties. In May 2004, the parties to this and the related litigation accepted the mediator’s proposal and reached a tentative settlement. The tentative settlement remains subject to final documentation and court approval. As a result of the tentative settlement, the Company has recorded a special charge of $9 million in its condensed consolidated statement of operations for the three months ended March 31, 2004 (see note 11).

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in any of these lawsuits or the government investigations could have a material adverse effect on Charter’s and the Company’s financial condition, results of operations or its liquidity.

In addition to the matters set forth above, Charter and the Company are also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company’s financial condition, results of operations or its liquidity.

14. Stock Compensation Plans

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company recognizes compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method as the condensed consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the fair value method is being applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. Management believes the adoption of these provisions will not have a material impact on the consolidated results of operations or financial condition of the Company. The ongoing effect on results of operations or financial condition will depend on future stock-based compensation awards granted by the Company.

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net loss as reported and the pro forma amounts that would have been reported using the fair value method under SFAS No. 123 for the periods presented:

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(218)	$(283)
Add back stock-based compensation expense related to stock options included in reported net loss	14	—
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(12)	(5)
Effects of stock option exchange	48	—

Pro forma	$(168)	$(288)

In January 2004, Charter commenced an option exchange program in which employees of the Company were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. Based on a sliding exchange ratio, which varied depending on the exercise price of an employees outstanding options, if an employee would have received more than 400 shares of restricted stock in exchange for tendered options, Charter issued to that employee shares of restricted stock in the exchange. If, based on the exchange ratios, an employee would have received 400 or fewer shares of restricted stock in exchange for tendered options, Charter instead paid the employee cash in an amount equal to the number of shares the employee would have received multiplied by $5.00. The offer applied to options (vested and unvested) to purchase a total of 22,929,573 shares of Charter Class A common stock, or approximately 48% of Charter’s 47,882,365 total options issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Those members of Charter’s board of directors who were not also employees of the Company were not eligible to participate in the exchange offer.

In the closing of the exchange offer on February 20, 2004, Charter accepted for cancellation eligible options to purchase approximately 18,137,664 shares of Charter Class A common stock. In exchange, Charter granted 1,966,686 shares of restricted stock, including 460,777 performance shares to eligible employees of the rank of senior vice president and above, and paid a total cash amount of approximately $4 million (which amount includes applicable withholding taxes) to those employees who received cash rather than shares of restricted stock. The grants of restricted stock were effective as of February 25, 2004. Employees tendered approximately 79% of the options exchangeable under the program.

The cost to the Company of the stock option exchange program was approximately $12 million, with a 2004 cash compensation expense of approximately $4 million and a non-cash compensation expense of approximately $8 million to be expensed ratably over the three-year vesting period of the restricted stock issued in the exchange.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

In January 2004, the Compensation Committee of the board of directors of Charter approved Charter’s Long-Term Incentive Program (“LTIP”), which is a program administered under the 2001 Stock Incentive Plan. Employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance shares. Under the LTIP, the stock options vest 25% on each of the first four anniversaries of the date of grant. The performance shares are earned on the third anniversary of the grant date, conditional upon Charter’s performance against financial performance measures established by Charter’s management and approved by its board of directors as of the time of the award.

15. Related Parties

CC VIII. As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC (“CC VIII”), Charter Holdings’ indirect limited liability company subsidiary, issued, after adjustments, 24,279,943 Class A preferred membership units (collectively, the ''CC VIII interest’’) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the ''Comcast sellers’’). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the ''Comcast put right’’). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII, which is recorded in the accompanying condensed consolidated financial statements as minority interest. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC’s capital account and Mr. Allen’s capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII interest.

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

Thereafter, the board of directors of Charter formed a Special Committee (currently comprised of Messrs. Tory, Wangberg and Merritt) to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee determined that a ''scrivener’s error’’ had occurred in February 2000 in connection with the preparation

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

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

TechTV, Inc. TechTV, Inc. (“TechTV”) operates a cable television network that offers programming mostly related to technology. Pursuant to an affiliation agreement that originated in 1998 and that terminates in 2008, TechTV has provided the Company with programming for distribution via its cable systems. The affiliation agreement provides, among other things, that TechTV must offer Charter Holdco certain terms and conditions that are no less favorable in the affiliation agreement than are given to any other distributor that serves the same number of or fewer TechTV viewing customers. Additionally, pursuant to the affiliation agreement, the Company was entitled to incentive payments for channel launches through December 31, 2003.

In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provide for (i) Charter Holdco and TechTV to amend the affiliation agreement which, among other things, revises the description of the TechTV network content, provides for Charter Holdco to waive certain claims against TechTV relating to alleged breaches of the affiliation agreement and provides for TechTV to make payment of outstanding launch receivables due to Charter Holdco under the affiliation agreement, (ii) Vulcan Programming to pay approximately $10 million and purchase over a 24-month period, at fair market rates, $2 million of advertising time across various cable networks on the Company’s cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and in settlement of the aforementioned claims and (iii) TechTV to be a provider of content relating to technology and video gaming for the Company’s interactive television platforms through December 31, 2006 (exclusive for the first year). The Company recognized approximately $4 million of the Vulcan Programming payment as an offset to programming expense during the three months ended March 31, 2004 with the remaining to be recognized over the term of the agreement. The Company believes that Vulcan Programming, which is 100% owned by Mr. Allen, owned an approximate 98% equity interest in TechTV as of March 31, 2004. Until September 2003, Mr. Savoy, a former Charter director, was the president and director of Vulcan Programming and was a director of TechTV. Mr. Wangberg, one of Charter’s directors, was the chairman, chief executive officer and a director of TechTV. Although Mr. Wangberg resigned as the chief executive officer of TechTV in July 2002, he remained a director of TechTV until Vulcan Programming sold TechTV to an unrelated

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

third party in May 2004. Mr. Allen was a director of TechTV until such sale.

Digeo, Inc. On June 30, 2003, Charter Holdco entered into an agreement with Motorola for the purchase of 100,000 digital video recorder (“DVR”) units. The software for these DVR units is being supplied by Digeo Interactive, LLC (“Digeo Interactive”), a wholly owned subsidiary of Digeo, Inc. (“Digeo”), under a license agreement entered into in April 2004. Under the license agreement Digeo Interactive granted to Charter Holdco the right to use Digeo’s proprietary software for the number of DVR units that the Company deploys from a maximum of 10 headends through year-end 2004. The license granted for each unit deployed under the agreement is valid for five years. In addition, the Company will pay certain other fees including a per-headend license fee and maintenance fees. Total license and maintenance fees during the term of the agreement are expected to be approximately $3 million. The agreement provides that the Company is entitled to receive contract terms, considered on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer.

In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive for the purchase of 70,000 Digeo PowerKey DVR units. The term sheet provides that the parties will proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the purchase of the DVR units and that the parties will enter into a license agreement for Digeo’s proprietary software on terms substantially similar to the terms of the license agreement described above. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $40 million. The term sheet and any definitive agreements will be terminable at no penalty to Charter Holdco in certain circumstances.

The Company believes that Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 60% equity interest in Digeo, Inc. Messrs. Allen and Vogel are directors of Digeo. Mr. Savoy, who resigned from Charter’s board of directors in April 2004, was a director and served on the compensation committee of Digeo until September 2003. Mr. Vogel owns options to purchase 10,000 shares of Digeo common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Charter Communications Holdings, LLC (“Charter Holdings”) is a holding company whose principal assets as of March 31, 2004 are equity interests in its operating subsidiaries. Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC (“Charter Holdco”), which is a subsidiary of Charter Communications, Inc. (“Charter”). “We,” “us” and “our” refer to Charter Holdings and its subsidiaries. We offer our customers traditional cable video programming (analog and digital video) as well as high-speed data services and in some areas advanced broadband services such as high definition television, video on demand, telephony and interactive television. We sell our cable video programming, high-speed data and advanced broadband services on a subscription basis.

The following table summarizes our customer statistics for analog and digital video, residential high-speed data and residential telephony as of March 31, 2004 and 2003:

	Approximate as of
	March 31,	March 31,
	2004 (a)	2003 (a)
Cable Video Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,953,200	6,277,300
Multi-dwelling (bulk) and commercial unit customers (c)	238,800	250,900

Analog video customers (b)(c)	6,192,000	6,528,200

Digital Video:
Digital video customers (d)	2,657,400	2,651,100
Digital percentage of analog video customers (b)(c)(d)(e)	43%	41%
Digital set-top terminals deployed	3,756,300	3,749,400
Non-Video Cable Services:
Residential high-speed data customers (f)	1,653,000	1,272,300
Dial-up customers	8,900	12,700
Telephony customers (g)	26,300	22,800

Pro forma for the effect of the sale of systems to Atlantic Broadband Finance, LLC, which closed in March and April 2004, and to WaveDivision Holdings, LLC, which closed on October 1, 2003, as if all of these sales had occurred as of January 1, 2003, analog video customers, digital video customers and residential high-speed data customers would have been 6,265,900, 2,556,700 and 1,229,200, respectively as of March 31, 2003.

(a)	“Customers” include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). Further, “customers” include persons receiving service under promotional programs that offered up to two months of service for free, some of whom had not requested to be disconnected, but had not become paying customers as of March 31, 2004. If such persons do not become paying customers, we do not believe this would have a material impact on our consolidated financial condition or consolidated results of operations. In addition, at March 31, 2004 and 2003, “customers” include approximately 5,800 and 3,700 persons, whose accounts were over 90 days past due in payment and approximately 2,200 and 1,000 of which were over 120 days past due in payment, respectively.

(b)	“Residential (non-bulk) analog video customers” include all residential customers who receive video services, except for complimentary accounts (such as our employees).

(c)	Included within video customers are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog video prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)	“Digital video customers” include all households that have one or more digital set-top terminals. Included in digital video customers on March 31, 2004 and 2003 are approximately 12,000 and 14,800 customers, respectively, that receive digital video service directly through satellite transmission.

(e)	Represents the number of digital video customers as a percentage of analog video customers.

(f)	All of these customers also receive video service and are included in the video statistics above, except that the video statistics do not include approximately 142,700 and 56,700 of these customers at March 31, 2004 and 2003, respectively, who were residential high-speed data only customers.

(g)	“Telephony customers” include all households receiving telephone service.

Overview of Operations

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt, depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties, and amortization and impairment of our franchise intangibles. We expect that these expenses (other than amortization and impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future.

For the three months ended March 31, 2004 and 2003, our income from operations, which includes depreciation and amortization expense but excludes interest expense, was $175 million and $77 million, respectively. Our operating margins increased from 7% for the three months ended March 31, 2003 to 14% for the three months ended March 31, 2004, primarily the result of a gain on the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC of approximately $108 million, partially offset by increases in option compensation expense and special charges that we recognized in the three months ended March 31, 2004.

Since our inception, and currently, our ability to conduct operations has been and continues to be dependent on our access to credit under our credit facilities. The occurrence of an event of default under our credit facilities could result in borrowings from these credit facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under our outstanding notes and would have a material adverse effect on us. Including the effects of the refinancing in April 2004, approximately $15 million of our financing matures during 2004, which we expect to fund through borrowings under our credit facilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and the means by which we develop estimates therefore see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2004		2003
Revenues	$1,214	100%	$1,178	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	512	42%	485	41%
Selling, general and administrative	239	20%	235	20%
Depreciation and amortization	370	31%	370	31%
(Gain) loss on sale of assets, net	(106)	(9)%	9	1%
Option compensation expense, net	14	1%	—	—
Special charges, net	10	1%	2	—

	1,039	86%	1,101	93%

Income from operations	175	14%	77	7%

Interest expense, net	(381)		(370)
Gain (loss) on derivative instruments and hedging activities, net	(7)		14
Other, net	(1)		—

	(389)		(356)

Loss before minority interest and income taxes	(214)		(279)
Minority interest	(3)		(3)

Loss before income taxes	(217)		(282)
Income tax expense	(1)		(1)

Net loss	$(218)		$(283)

Revenues. Revenues increased by $36 million, or 3%, from $1.2 billion for the three months ended March 31, 2003 to $1.2 billion for the three months ended March 31, 2004. This increase is principally the result of an increase of 380,700 and 6,300 high-speed data and digital video customers, respectively, as well as price increases for video and high-speed data services, and is offset partially by a decrease of 336,200 analog video customers. Included in the reduction in analog video customers and reducing the increase in digital video and high-speed data customers are 262,300 analog video customers, 94,400 digital video customers and 43,100 high-speed data customers sold in the cable system sales to Atlantic Broadband Finance, LLC, which closed on March 1, 2004, and to WaveDivision Holdings, LLC, which closed on October 1, 2003 (collectively referred to herein as the “Systems Sales”), and the sale of the New York system to Atlantic Broadband Finance, LLC, which occurred in April 2004. Our goal is to increase revenues by stabilizing our analog video customer base, implementing price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and advanced products and services, such as telephony using voice-over-Internet protocol, video on demand (“VOD”), high definition television and digital video recorders, that we provide to our existing customer base and commercial customers.

Revenues by service offering are as follows (dollars in millions):

	Three Months Ended March 31,
	2004		2003		2004 over 2003
		% of		% of		%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Video	$849	70%	$866	74%	$(17)	(2)%
High-speed data	168	14%	122	10%	46	38%
Advertising sales	59	5%	57	5%	2	4%
Commercial	56	4%	47	4%	9	19%
Other	82	7%	86	7%	(4)	(5)%

	$1,214	100%	$1,178	100%	$36	3%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues decreased by $17 million, or 2%, from $866 million for the three months ended March 31, 2003 to $849 million for the three months ended March 31, 2004. Approximately $14 million of the decrease was the result of the System Sales, while the remaining decrease of approximately $3 million was primarily the result of a decline in analog video customers partially offset by price increases and an increase in digital video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $46 million, or 38%, from $122 million for the three months ended March 31, 2003 to $168 million for the three months ended March 31, 2004. Approximately 92% of the increase related to the increase in the average number of customers, whereas approximately 8% related to the increase in average price of the service. The increase was primarily the result of the addition of high-speed data customers within our existing service areas. We were also able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 84% as of March 31, 2003 to 87% as of March 31, 2004 as a result of our system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $2 million, or 4%, from $57 million for the three months ended March 31, 2003 to $59 million for the three months ended March 31, 2004, primarily as a result of an increase in local advertising sales revenues offset partially by a decrease in advertising revenue from vendors. For the three months ended March 31, 2004 and 2003, we received $3 million and $4 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed data services to our commercial customers. Commercial revenues increased $9 million, or 19%, from $47 million for the three months ended March 31, 2003 to $56 million for the three months ended March 31, 2004, primarily a result of an increase in commercial high-speed data revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $4 million, or 5%, from $86 million for the three months ended March 31, 2003 to $82 million for the three months ended March 31, 2004. The decrease was primarily the result of a decrease in installation revenue.

Operating Expenses. Operating expenses increased $27 million, or 6%, from $485 million for the three months ended March 31, 2003 to $512 million for the three months ended March 31, 2004. Programming costs included in the accompanying condensed consolidated statements of operations were $334 million and $314 million, representing 32% and 29% of total costs and expenses for the three months ended March 31, 2004 and 2003, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended March 31,
	2004		2003		2004 over 2003
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
Programming	$334	27%	$314	26%	$20	6%
Advertising sales	23	2%	21	2%	2	10%
Service costs	155	13%	150	13%	5	3%

	$512	42%	$485	41%	$27	6%

Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programming. The increase in programming costs of $20 million, or 6%, for the three months ended March 31, 2004 over the three months ended March 31, 2003, was a result of price increases, particularly in sports programming, an increased number of channels carried on our systems, and an increase in digital video customers, partially offset by a decrease in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $14 million and $16 million for the three months ended March 31, 2004 and 2003, respectively. Programming costs also include a $4 million reduction related to the settlement of a dispute with TechTV, Inc. See note 15 to the condensed consolidated financial statements.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases, and we expect them to continue to increase because of a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase programming and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased incremental high-speed data revenues, advertising revenues and commercial services revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries and benefits and commissions. Advertising sales expenses increased $2 million, or 10%, primarily as a result of increased salary and benefit costs and marketing costs. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $5 million, or 3%, resulted primarily from additional activity associated with ongoing infrastructure maintenance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4 million, or 2%, from $235 million for the three months ended March 31, 2003 to $239 million for the three months ended March 31, 2004. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended March 31,
	2004		2003		2004 over 2003
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
General and administrative	$208	17%	$215	18%	$(7)	(3)%
Marketing	31	3%	20	2%	11	55%

	$239	20%	$235	20%	$4	2%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The decrease in general and administrative expenses of $7 million, or 3%, resulted primarily from decreases in salary and benefit costs of $11 million and professional fees of $3 million. These decreases were partially offset by increases in third party call center costs of $4 million and bad debt expense of $2 million.

Marketing expenses increased $11 million, or 55%, as a result of introducing the “Get Hooked” national branding campaign related to our service offerings.

Depreciation and Amortization. Depreciation and amortization expense remained constant at $370 million for the three months ended March 31, 2004 and 2003. The increase in capital expenditures was offset by lower depreciation as the result of the System Sales.

(Gain) Loss on Sale of Assets, Net. Gain on sale of assets of $106 million for the three months ended March 31, 2004 primarily represents the pretax gain realized on the sale of systems to Atlantic Broadband Finance, LLC which closed on March 1, 2004. The loss on sale of assets of $9 million for the three months ended March 31, 2003 represents the loss realized on the sale of fixed assets.

Option Compensation Expense, Net. Option compensation expense of $14 million for the three months ended March 31, 2004 primarily represents the expense of approximately $6 million related to a stock option exchange program, under which our employees were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. The exchange offer closed in February 2004. Additionally, during the three months ended March 31, 2004, we recognized approximately $3 million related to the options granted under the Charter Long-Term Incentive Program and approximately $5 million related to options granted following the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

Special Charges, Net. Special charges of $10 million for the three months ended March 31, 2004 represents approximately $9 million of litigation costs related to the tentative settlement of the South Carolina national class action suit, subject to final documentation and court approval and approximately $1 million of severance and related costs of our workforce reduction. Special charges of $2 million for the three months ended March 31, 2003 represents $7 million of severance and related costs of our workforce reduction, partially offset by a $5 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of approximately 145,000 high-speed data customers to our Charter Pipeline service in 2001. We expect to continue to record additional special charges in 2004 related to the reorganization of our operations.

Interest Expense, Net. Net interest expense increased by $11 million, or 3%, from $370 million for the three months ended March 31, 2003 to $381 million for the three months ended March 31, 2004. The increase in net interest expense was a result of an increase in our average borrowing rate from 8.1% in the first quarter of 2003 to 8.3% in the first quarter of 2004 coupled with an increase of $0.4 billion in average debt outstanding from $17.2 billion for the first quarter of 2003 compared to $17.6 billion for the first quarter of 2004.

Gain (Loss) on Derivative Instruments and Hedging Activities, Net. Net gain on derivative instruments and hedging activities decreased $21 million from a gain of $14 million for the three months ended March 31, 2003 to a loss of $7 million for the three months ended March 31, 2004. The decrease is primarily the result of an increase in losses on interest rate agreements, which do not qualify for hedge accounting under SFAS No. 133, which decreased from a gain of $5 million for the three months ended March 31, 2003 to a loss of $6 million for the three months ended March 31, 2004. This was coupled with an increase in losses on interest rate agreements, as a result of hedge ineffectiveness, on designated hedges, which decreased from a gain of $9 million for the three months ended March 31, 2003 to a loss of $1 million for the three months ended March 31, 2004.

Other, Net. Net other expense of $1 million for the three months ended March 31, 2004 primarily represents losses on equity investments.

Minority Interest. Minority interest expense represents the 10% dividend on preferred membership units in Charter Holdings’ indirect subsidiary, Charter Helicon, LLC and the 2% accretion of the preferred membership interests in CC VIII and, since June 6, 2003, the pro rata share of the profits of CC VIII allocated to Mr. Allen.

Income Tax Expense. Income tax expense of $1 million was recognized for each of the three months ended March 31, 2004 and 2003. The income tax expense is recognized through increases in current state income tax expense as well as increases to the deferred tax liabilities of certain of Charter Holdings’ indirect corporate subsidiaries.

Net Loss. Net loss decreased by $65 million, or 23%, from $283 million for the three months ended March 31, 2003 to $218 million for the three months ended March 31, 2004 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities, capital requirements and debt service costs through cash flows from operating activities, borrowings under our credit facilities, equity contributions from Charter Holdco, issuances of debt securities and cash on hand. The mix of funding sources changes from period to period, but for the three months ended March 31, 2004, approximately 9% of our funding requirements were from cash flows from operating activities, 90% was from proceeds from the sale of cable systems described below and 1% was from cash on hand. For the three months ended March 31, 2004, net cash flows used in financing activities were $615 million, reflecting a net repayment of debt of $614 million. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our access to the debt markets and our ability to generate cash flows from operating activities.

In April 2004, Charter Holdings’ indirect subsidiaries, Charter Communications Operating, LLC (“Charter Operating”) and Charter Communications Operating Capital Corp., sold $1.5 billion of senior second lien notes in a private transaction. Additionally, Charter Operating amended and restated its $5.1 billion credit facilities, among other things, to defer maturities and increase availability under those facilities to approximately $6.5 billion, consisting of a $1.5 billion revolving credit facility, a $2.0 billion six-year term loan facility and a $3.0 billion seven-year term loan facility. Charter Operating used the additional borrowings under the amended and restated credit facilities, together with proceeds from the sale of the Charter Operating senior second lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating Company, LLC (“CC VI Operating”), Falcon Cable

Communications, LLC (“Falcon Cable”), and CC VIII Operating, LLC (“CC VIII Operating”), all in one concurrent transaction. The effect of the transaction, among other things, was to substitute Charter Operating as the lender in place of the banks under the subsidiaries’ credit facilities.

On March 1, 2004, we closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. We closed on the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. Subject to post closing contractual adjustments, we expect the total net proceeds from the sale of all of these systems to be approximately $733 million, of which $10 million is currently held in an indemnity escrow account (with the unused portion thereof to be released by March 1, 2005). The proceeds received to date have been used to repay a portion of our credit facilities.

We have a significant level of debt. In 2004, after giving effect to the refinancing in April 2004, $15 million of our debt matures, and in each of 2005 and 2006, an additional $30 million will mature. In subsequent years, significant additional amounts will become due under our remaining obligations. As the principal amounts owing under our various debt obligations become due beginning in 2007, sustaining our liquidity will likely depend on our ability to access additional sources of capital over time, which may be affected by our significant amount of debt. A default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which would have a material adverse effect on our financial condition and results of operations.

As of March 31, 2004, we were and, as of the date of this report, we are in compliance with the covenants under our credit facilities and our indentures, and we expect to remain in compliance with those covenants throughout 2004. As of March 31, 2004, we held $72 million in cash and cash equivalents. Further, at the closing of the Charter Operating notes offering and the related refinancing, we had total unused availability of approximately $1.0 billion under the amended and restated Charter Operating credit facilities. As a result, we expect that our cash on hand, cash flows from operating activities and the amounts available under our credit facilities should be sufficient to satisfy our liquidity needs for the foreseeable future. However, cash flows from operating activities and amounts available under credit facilities may not be sufficient to permit us to satisfy our principal repayment obligations beginning in 2007. Continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities, including covenants tied to our operating performance. If there is an event of default under our credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.

Although Mr. Allen and his affiliates have purchased equity from Charter and its subsidiaries in the past, Mr. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to Charter or to its subsidiaries in the future.

The indentures governing the CCH II, LLC notes, CCO Holdings, LLC notes, and Charter Operating notes restrict those note issuers from making distributions to their parent companies (including Charter and Charter Holdings) for payment of principal on parent company notes, in each case unless there is no default under those indentures and a specified leverage ratio test can be met. Each such issuer currently meets the applicable leverage ratio test, and therefore is not currently prohibited from making any such distributions to its direct parent. The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio test of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. However, in the event that Charter Holdings could not incur any additional debt under the 8.75 to 1.0 leverage ratio test, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to its formulaic capacity, if there is no default under the indentures. For the quarter ended March 31, 2004, there were no defaults under the Charter Holdings indentures and other specified tests were met. However, Charter Holdings continued not to meet the leverage ratio test at March 31, 2004. As a result, distributions from Charter Holdings to Charter Holdco or Charter again have been restricted and will continue to be restricted until that test is met. Charter currently has sufficient assets to pay interest due on its outstanding convertible senior notes during 2004. However, Charter’s ability to make interest payments, or principal payments at maturity in 2005 and 2006, on its outstanding convertible senior notes is contingent upon it obtaining additional debt and/or equity financing or receiving distributions or other payments from its subsidiaries. Any financial or liquidity problems of Charter would likely cause serious disruption to our business and have a material adverse effect on our business and results of operations.

No assurances can be given that we will not experience liquidity problems because of adverse market conditions, increased competition or other unfavorable events or if we do not obtain sufficient additional financing on a timely basis as our debt becomes due. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through existing credit facilities or in traditional debt financings, we would consider:

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets;

•	issuing debt securities which may have structural or other priorities over our existing notes;

•	issuing equity at the Charter or Charter Holdco level, the proceeds of which could be loaned or contributed to us; or

•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions.

If the above strategies are not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we were to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled on a timely basis or at all.

Long-Term Debt

As of March 31, 2004 and December 31, 2003, long-term debt totaled approximately $17.3 billion and $17.9 billion, respectively. This debt was comprised of approximately $6.6 billion and $7.2 billion of debt under our credit facilities and $10.7 billion and $10.6 billion of high-yield debt, respectively. As of March 31, 2004 and December 31, 2003, the weighted average interest rate on the bank debt was approximately 5.6% and 5.4%, respectively, while the weighted average interest rate on the high-yield debt was approximately 10.3%, resulting in a blended weighted average interest rate of 8.5% and 8.3%, respectively. Approximately 81% of our debt was effectively fixed, including the effects of our interest rate hedge agreements, as of March 31, 2004 compared to approximately 79% at December 31, 2003.

April 2004 Charter Operating Notes. In April 2004, Charter Holdings’ indirect subsidiaries, Charter Operating and Charter Communications Operating Capital Corp., sold $1.1 billion of 8% senior second lien notes due 2012 and $400 million of 8 3/8% senior second lien notes due 2014, for total gross proceeds of $1.5 billion in a private transaction. These notes are structurally senior to the notes of Charter, Charter Holdings, CCH II, LLC and CCO Holdings and rank equally with all other current or future unsubordinated obligations of Charter Operating. The Charter Operating notes are structurally subordinated to all obligations of Charter Operating’s subsidiaries, including Charter Operating amended and restated credit facilities described below.

At any time prior to April 30, 2007, the issuers of the 8% senior second lien notes may redeem, on a pro rata basis, up to 35% of the total original principal amount of these notes with proceeds from public equity sales at a redemption price equal to 108.000% of the principal amount thereof, plus any accrued and unpaid interest. Interest on the $1.1 billion 8% senior second lien notes accrues at 8% per year and is payable semi-annually in arrears on each April 30 and October 30, commencing on October 30, 2004.

At any time prior to April 30, 2007, the issuers of the 8 3/8% senior second lien notes may redeem, on a pro rata basis, up to 35% of the total original principal amount of these notes with proceeds from public equity sales at a redemption price equal to 108.375% of the principal amount thereof, plus any accrued and unpaid interest. In addition, Charter Operating may redeem all or any portion of these notes on or after April 30, 2009, at an initial purchase price equal to 104.188% of the outstanding principal amount redeemed declining ratably to 100% for redemptions on or after April 30, 2012, plus any accrued and unpaid interest. Interest on the $400 million 8 3/8% senior second lien notes accrues at 8 3/8% per year and is payable semi-annually in arrears on each April 30 and October 30, commencing on October 30, 2004.

In the event of specified change of control events, Charter Operating must offer to purchase the outstanding Charter Operating senior second lien notes at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

Until the guarantee and pledge date (as defined in the indenture governing the Charter Operating notes, generally the fifth business day after the Charter Holdings leverage ratio is certified to be below 8.75 to 1.0), the Charter Operating notes are secured by a second-priority lien on substantially all of Charter Operating’s direct assets that secure the obligations of Charter Operating under the Charter Operating credit facilities. The collateral consists of substantially all of Charter Operating’s direct assets in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations).

On and after the guarantee and pledge date, the collateral for the Charter Operating notes will consist of all of Charter Operating’s and its subsidiaries’ assets that secure the obligations of Charter Operating or any subsidiary of Charter Operating with respect to the Charter Operating credit facility and the related obligations or certain other indebtedness on such date. It is currently contemplated that, as of the guarantee and pledge date, such collateral will consist of the capital stock of Charter Operating held by CCO Holdings, all of the intercompany obligations owing to CCO Holdings by Charter Operating or any subsidiary of Charter Operating, and substantially all of Charter Operating’s and the guarantors’ assets (other than the assets of CCO Holdings) in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations).

In addition, within a time frame specified under the Charter Operating credit facilities, Charter Operating will be required to redeem or cause to be redeemed in full the notes outstanding under the CC V Holdings, LLC indenture. In addition, when Charter Operating or its subsidiaries exercise any option to redeem in full the notes outstanding under the Renaissance Media Group, LLC (“Renaissance”) or CC V Holdings, LLC indentures, then, provided that the leverage ratio test remains satisfied, the Renaissance or CC V Holdings, LLC entities will then be required to guarantee the Charter Operating credit facilities and the related obligations and to secure those guarantees with first-priority liens, and to guarantee the notes and to secure the Charter Operating senior second lien notes with second-priority liens, on substantially all of their assets in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations).

Amended and Restated Charter Operating Credit Facilities. In April 2004, the Charter Operating credit facilities were amended and restated concurrently with the sale of $1.5 billion senior second lien notes described above, among other things, to defer maturities and increase availability under these facilities and to enable Charter Operating to acquire the interests of the lenders under the CC VI Operating, CC VIII Operating and the Falcon Cable credit facilities. The amended and restated Charter Operating credit facilities increase the availability from $5.1 billion to $6.5 billion and provide for two term facilities, one with a total principal amount of $2.0 billion, of which 12.5% matures in 2007, 30% matures in 2008, 37.5% matures in 2009 and 20% matures in 2010 (Term A); and one with a total principal amount of $3.0 billion, which is repayable in 27 equal quarterly installments aggregating in each loan year to approximately $30 million, with the remaining balance due at final maturity in 2011 (Term B). The amended and restated Charter Operating credit facilities also provide for a revolving credit facility, in a total amount of $1.5 billion, with a maturity date in 2010. Amounts under the amended and restated Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin for Eurodollar loans of up to 3.0% for the Term A and revolving credit facilities and up to 3.25% for the Term B credit facility, and for base rate loans, up to 2.0% for the Term A and revolving credit facilities and up to 2.25% for the Term B credit facility. A quarterly commitment fee of up to 0.75% is payable on the unused balance of the revolving credit facility.

Obligations under the amended commitment amount of $6.5 billion are secured by a lien on all assets of Charter

Operating, to the extent such lien can be perfected under the Uniform Commercial Code by filing a financing statement, which assets include capital stock owned by Charter Operating and intercompany obligations owing to it, including those from its subsidiaries, CC VI Operating, CC VIII Operating and Falcon Cable.

Obligations arising under the original commitment amount of $5.1 billion continue to be guaranteed by CCO Holdings and by Charter Operating’s subsidiaries, other than the non-guarantor subsidiaries (defined below). The “non-guarantor subsidiaries,” generally include CC VI Operating, CC VIII Operating, Falcon Cable, and their respective subsidiaries. Obligations arising under the original commitment amount of $5.1 billion continue to be secured by a pledge of the equity interests owned by the subsidiary guarantors and intercompany obligations owing to the subsidiary guarantors, as well as a pledge of CCO Holdings’ equity interests in Charter Operating, and intercompany obligations owing to CCO Holdings by Charter Operating’s subsidiaries.

At such time as Charter Holdings’ leverage ratio is determined to be below 8.75 to 1.0: (i) the guarantors’ guarantees will be amended to increase the amount guaranteed to include all of the obligations arising under the amended commitment amount of $6.5 billion; (ii) most of the non-guarantor subsidiaries will become additional subsidiary guarantors of the amended commitment amount of $6.5 billion; and (iii) such guarantees will be secured by a lien on all assets of the subsidiary guarantors to the extent such lien can be perfected under the Uniform Commercial Code by filing a financing statement; provided that the guarantee and pledge of such interests is not otherwise restricted by Charter Holdings’ subsidiaries’ indentures.

The amended and restated Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter Operating senior second lien notes, the CCO Holdings senior notes, the CCH II senior notes, the Charter Holdings senior notes and Charter’s convertible senior notes, provided that, among other things, no default has occurred and is continuing under the amended and restated Charter Operating credit facilities. Conditions to future borrowings include the absence of a default or an event of default under the amended and restated Charter Operating credit facilities.

The events of default under the amended and restated Charter Operating credit facilities include those customary for financings of this type, as well as events of default for, among other things: (i) the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount, (ii) Paul Allen and/or certain of his family members and/or their exclusively owned entities ceasing to have power, directly or indirectly, to vote as least 35% of the ordinary voting power of Charter Operating, and (iii) certain of Charter Operating’s direct or indirect parent companies having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness.

Charter Operating used the additional borrowings under the amended and restated credit facilities, together with proceeds from the sale of the Charter Operating senior second lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating, Falcon Cable, and CC VIII Operating, all in one concurrent transaction. Unused availability as of the closing of the amendment and restatement of the Charter Operating credit facilities on April 27, 2004 was approximately $1.0 billion. The effect of the transaction, among other things, was to substitute Charter Operating as the lender in place of the banks under those subsidiaries’ credit facilities.

As noted above, our access to capital from our credit facilities is contingent on compliance with a number of restrictive covenants, including covenants tied to our operating performance. We may not be able to comply with all of these restrictive covenants. If there is an event of default under our credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under certain of our debt obligations, if not waived, may result in the acceleration of those debt obligations, which could in turn result in the acceleration of other debt obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

Our significant amount of debt and the interest charges incurred to service debt may adversely affect our ability to obtain financing in the future and react to changes in our business. We may need additional capital if we do not achieve our projected revenues, or if our operating expenses increase. If we are not able to obtain such capital from increases in our cash flows from operating activities, additional borrowings or other sources, we may not be able to fund customer demand for digital video, high-speed data or telephony services, offer certain services in certain of our markets or compete effectively. Consequently, our financial condition and results of operations could suffer materially. See the section entitled “Liquidity and Capital Resources” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2003 Annual Report on Form 10-K for a description of certain terms, restrictions and covenants in our subsidiaries’ notes other than the Charter Operating notes issued.

Historical Operating, Financing and Investing Activities

We held $72 million in cash and cash equivalents as of March 31, 2004 compared to $85 million as of December 31, 2003.

Operating Activities. Net cash provided by operating activities decreased 53%, from $151 million for the three months ended March 31, 2003 to $71 million for the three months ended March 31, 2004. For the three months ended March 31, 2004, net cash provided by operating activities decreased primarily as a result of changes in operating assets and liabilities that used $42 million more cash during the three months ended March 31, 2004 than the corresponding period in 2003 coupled with an increase in cash interest expense of $23 million over the corresponding prior period.

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2004 was $531 million and net cash used in investing activities for the three months ended March 31, 2003 was $220 million. Investing activities provided $751 million more cash during the three months ended March 31, 2004 than the corresponding period in 2003 primarily as a result of proceeds from the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2004 was $615 million and net cash provided by financing activities for the three months ended March 31, 2003 was $173 million. The decrease in cash provided during the three months ended March 31, 2004 as compared to the corresponding period in 2003 was primarily the result of an increase in repayments of long-term debt and a decrease in borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $187 million and $101 million for the three months ended March 31, 2004 and 2003, respectively. The majority of the capital expenditures for the three months ended March 31, 2004 and 2003 related to our customer premise equipment. See table below for more details.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the three months ended March 31, 2004 and 2003, our liabilities related to capital expenditures decreased $7 million and $117 million, respectively.

During 2004, we expect to spend a total of $850 million to $950 million on capital expenditures. We expect that the nature of these expenditures will continue to shift from upgrade/rebuild costs to customer premise equipment and scalable infrastructure costs. We expect to fund capital expenditures for 2004 primarily from cash flows from operating activities and borrowings under our credit facilities.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2004 and 2003 (dollars in millions):

	Three Months Ended March 31,
	2004	2003
Customer premise equipment (a)	$112	$64
Scalable infrastructure (b)	19	8
Line extensions (c)	25	7
Upgrade/Rebuild (d)	12	15
Support capital (e)	19	7

Total capital expenditures (f)	$187	$101

(a)	Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS 51 and customer premise equipment (e.g., set-top terminals and cable modems, etc.).

(b)	Scalable infrastructure includes costs, not related to customer premise equipment or our network, to secure growth of new customers, revenue units and additional bandwidth revenues or provide service enhancements (e.g., headend equipment).

(c)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

(d)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.

(e)	Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

(f)	Represents all capital expenditures made during the three months ended March 31, 2004 and 2003, respectively.

Certain Trends and Uncertainties

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this quarterly report and in the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

Substantial Leverage. We have a significant amount of debt. As of March 31, 2004, our total debt was approximately $17.3 billion. In 2004, after giving effect to the April 2004 debt refinancing, $15 million of our debt matures, and an additional $30 million matures in each of 2005 and 2006. In subsequent years, substantial additional amounts will become due under our remaining obligations. We believe that as a result of our significant levels of debt, our access to the debt markets could be limited when substantial amounts of our current indebtedness become due beginning in 2007. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not available to us from borrowings under our credit facilities or from other sources, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. Further, if we are unable to refinance that debt, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. If we were to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled on a timely basis or at all. For more information, see the section above entitled “Liquidity and Capital Resources.”

Restrictive Covenants. Our credit facilities and the indentures governing our publicly held notes contain a number of significant covenants that could adversely impact our business. In particular, our credit facilities and indentures restrict our ability to:

•	pay dividends or make other distributions;

•	make certain investments or acquisitions;

•	enter into related party transactions;

•	dispose of assets or merge;

•	incur additional debt;

•	issue equity;

•	repurchase or redeem equity interests and debt;

•	grant liens; and

•	pledge assets.

Furthermore, our credit facilities require our subsidiaries to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt under the applicable agreement, and in certain cases under other agreements governing our indebtedness. Any default under our credit facilities or indentures could adversely affect our growth, our financial condition and our results of operations and the ability to make payments on our notes and credit facilities. For more information, see the section above entitled “Liquidity and Capital Resources.”

Liquidity. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from Charter Holdco, issuances of debt securities and cash on hand.

Our ability to operate depends on our continued access to credit under our credit facilities. Our access to those funds is subject to our satisfaction of the covenants in those credit facilities and the indentures governing our debt. In addition, an event of default under the credit facilities or indentures, if not waived, could result in the acceleration of those debt obligations and, consequently, other debt obligations. Such acceleration could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.

If, at any time, additional capital or capacity is required beyond amounts internally generated or available through existing credit facilities or traditional debt financings, we would consider:

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets;

•	issuing debt securities which may have structural or other priorities over our existing notes;

•	issuing equity at the Charter or Charter Holdco level, the proceeds of which could be loaned or contributed to us; or

•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions.

If the above strategies were not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. If we were to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled on a timely basis or at all. For more information, see the section above entitled “Liquidity and Capital Resources.”

Charter Liquidity Concerns. Charter has a substantial amount of debt. At March 31, 2004, Charter had approximately $764 million aggregate principal amount of convertible senior notes outstanding, which mature in 2005 and 2006. Charter’s ability to make payments on its convertible senior notes is dependent on its ability to obtain additional financing and on us and its other subsidiaries making distributions, loans, or payments to Charter Holdco, and on Charter Holdco paying or distributing such funds to Charter. The indentures governing the CCH II,

LLC notes, CCO Holdings, LLC notes, and Charter Operating notes restrict those notes issuers from making distributions to their parent companies (including Charter and Charter Holdings) for payment of principal on parent company notes, in each case unless there is no default under those indentures and a specified leverage ratio test can be met. Each such issuer currently meets the applicable leverage ratio test, and therefore is not currently prohibited from making any such distributions to its direct parent. The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio test of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. However, in the event that Charter Holdings could not incur any additional debt under the 8.75 to 1.0 leverage ratio test, the indentures governing the Charter Holdings notes permit us to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures. For the quarter ended March 31, 2004, there were no defaults under the Charter Holdings indentures and other specified tests were met. However, Charter Holdings continued not to meet the leverage ratio test at March 31, 2004. As a result, distributions from Charter Holdings to Charter Holdco or Charter again have been restricted and will continue to be restricted until that test is met. Charter currently has sufficient assets to pay interest due on its outstanding convertible senior notes during 2004. However, Charter’s ability to make interest payments, or principal payments at maturity in 2005 and 2006, on its outstanding convertible senior notes is contingent upon it obtaining additional debt and/or equity financing or receiving distributions or other payments from its subsidiaries. Because Charter is our manager, any financial or liquidity problems of Charter would be likely to cause serious disruption to our business and to have a material adverse effect on our business and results of operations. Any such event would likely adversely impact our own credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could result in an event of default under the our credit facilities and require a change of control repurchase offer under our outstanding notes.

Acceleration of Our Indebtedness. In the event of a default under our credit facilities or notes, our creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our credit facilities and indentures will not permit Charter Holdings’ subsidiaries to distribute funds to Charter Holdings to pay interest or principal on its notes. If the amounts outstanding under such credit facilities or notes are accelerated, all of the debt and liabilities would be payable from the assets of Charter Holdings’ subsidiaries, prior to any distribution of Charter Holdings’ subsidiaries’ assets to pay the interest and principal amounts on Charter Holdings’ notes. In addition, the lenders under our credit facilities could foreclose on their collateral, which includes equity interests in Charter Holdings’ subsidiaries, and they could exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on Charter Holdings’ notes. Additionally, an acceleration or payment default under our credit facilities would cause a cross-default in the indentures governing our notes. Any default under any of our credit facilities or notes might adversely affect the holders of our notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

Charter Holdings’ Notes are Structurally Subordinated to all Liabilities of Charter Holdings’ Subsidiaries. The borrowers and guarantors under the Charter Operating credit facilities and senior second lien notes are indirect subsidiaries of Charter Holdings. A number of Charter Holdings’ subsidiaries are also obligors under other debt instruments, including CCH II, CCO Holdings and Charter Operating, which are each a co-issuer of senior notes and/or senior discount notes. As of March 31, 2004, our total debt was approximately $17.3 billion, of which $8.9 billion would have been structurally senior to Charter Holdings’ notes. In a liquidation, the lenders under our credit facilities and the holders of the other debt instruments and all other creditors of Charter Holdings’ subsidiaries would have the right to be paid before Charter Holdings from any of its subsidiaries’ assets.

If Charter Holdings caused a subsidiary to make a distribution to enable it to make payments in respect of its notes, and such transfer were deemed a fraudulent transfer or an unlawful distribution, the holders of Charter Holdings’ notes could be required to return the payment to (or for the benefit of) the creditors of Charter Holdings’ subsidiaries. In the event of the bankruptcy, liquidation or dissolution of a subsidiary, following payment by such subsidiary of its liabilities, such subsidiary may not have sufficient assets remaining to make any payments to us as an equity holder or otherwise and may be restricted by bankruptcy and insolvency laws from making any such payments. The foregoing contractual and legal restrictions could limit our ability to make payments to the holders of Charter Holdings’ notes.

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits have been filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its directors and officers. Finally, two shareholders derivative suits were filed in Missouri State Court against Charter, its then current directors and its former independent auditor. These actions were consolidated during the fourth quarter of 2002. Additionally, on March 12, 2004, an action substantially identical to the Missouri State Court derivative suits was filed in the Missouri State Court. This case has not yet been consolidated with the other Missouri State Court derivative suits, but Charter expects that it will in the future. The federal shareholders derivative suit, the Delaware class actions, the consolidated derivative suit and the new Missouri State Court derivative action each allege that the defendants breached their fiduciary duties.

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

Due to the inherent uncertainties of litigation and investigations, Charter cannot predict the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on our financial condition and results of operations or our liquidity.

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

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts, aggressive pricing, and the ability of DBS to provide certain services that we are in process of developing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on our business.

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

Variable Interest Rates. At March 31, 2004, excluding the effects of hedging, approximately 38% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of March 31, 2004 and December 31, 2003, the weighted average interest rate on the bank debt was approximately 5.6% and 5.4%, respectively, while the weighted average interest rate on the high-yield debt was approximately 10.3%, resulting in a blended weighted average interest rate of 8.5% and 8.3%, respectively. Approximately 81% of our debt was effectively fixed, including the effects of our interest rate hedge agreements, as of March 31, 2004 compared to approximately 79% at December 31, 2003.

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

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent, various commercial services that take advantage of cable’s broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

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

Notes Price Volatility. The market price of our publicly traded notes issued by us has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors, which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of our debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our publicly traded notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company’s securities, and several purported class action lawsuits were filed against Charter in 2001 and 2002, following a decline in its stock price.

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

Long-Term Indebtedness — Change of Control Payments. We and Charter may not have the ability to raise the funds necessary to fulfill our obligations under Charter’s convertible senior notes, our senior and senior discount notes and our credit facilities following a change of control. Under the indentures governing the Charter convertible senior notes, upon the occurrence of specified change of control events, including certain specified dispositions of stock by Mr. Allen, Charter is required to offer to repurchase all of the outstanding Charter convertible senior notes. However, Charter may not have sufficient funds at the time of the change of control event to make the required repurchase of the Charter convertible senior notes, and its subsidiaries are limited in their ability to make distributions or other payments to Charter to fund any required repurchase. In addition, a change of control under our credit facilities and indentures governing our notes would require the repayment of borrowings under those credit facilities and indentures. These credit facilities and the notes would have to be repaid by Charter Holdings’ subsidiaries before assets could be available to Charter to repurchase the Charter convertible senior notes. Charter’s failure to make or complete a change of control offer would place it in default under the Charter convertible senior notes. Any failure by us to make a change of control offer or repay the amounts outstanding under our credit facilities would place us in default of these agreements and could result in a default under the indentures governing the Charter convertible senior notes.

Regulation and Legislation. Cable system operations are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Additional legislation and regulation is always possible. For example, there has been considerable legislative interest recently in requiring cable operators to offer historically bundled programming services on an á la carte basis.

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

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part an FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision will likely be appealed, but it may possibly lead to cable operators having to contribute to the federal government’s universal service fund, to open access requirements, and to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

No material changes in reported market risks have occurred since the filing of our December 31, 2003 Annual Report on Form 10-K.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that its controls provide such reasonable assurances.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Securities class actions and derivative suits

Fourteen putative federal class action lawsuits (the ''Federal Class Actions’’) have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the ''Panel’’) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the ''Consolidated Federal Class Action’’) for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint have been filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Action were stayed until May 10, 2004. On May 11, 2004, the court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days.

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

On September 12, 2002, a shareholders derivative suit (the ''State Derivative Action’’) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”), against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

The consolidated State Derivative Action is entitled:

•	Kenneth Stacey, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, Arthur Andersen, LLP and Charter Communications, Inc.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. This case has not yet been consolidated with the State Derivative Action, but we expect that it will be in the future. Unspecified damages, allegedly on Charter’s behalf, are sought by plaintiffs.

This action is entitled:

•	Thomas Schimmel, Derivatively on behalf on Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William D. Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Arthur Andersen, LLP, and Charter Communications, Inc.

Separately, on February 12, 2003, a shareholders derivative suit (the ''Federal Derivative Action’’), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

The Federal Derivative Action is entitled:

•	Arthur Cohn, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

In addition to the Federal Class Actions, the State Derivative Action, the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the ''Delaware Class Actions’’). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. We believe the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. The Delaware Class Actions are substantively identical. Charter has informed us that no such transaction by Mr. Allen has been presented. Orders of dismissal without prejudice have been entered in each of the Delaware Class Actions.

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

Indemnification

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, some of its current and former directors and Charter’s current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

Insurance

Charter has liability insurance coverage that it believes is available for the matters described above, where applicable, subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

Other litigation

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (''South Carolina Class Action’’), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were ''cable ready.’’ Charter Holdco removed this case to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter Holdco, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties participated in a mediation with respect to this and related litigation. The mediator made a proposal to the parties. In May 2004, the parties to this and the related litigation accepted the mediator’s proposal and reached a tentative settlement. The tentative settlement remains subject to final documentation and court approval. As a result of the tentative settlement, we have recorded a special charge of $9 million in our condensed consolidated statement of operations for the three months ended March 31, 2004.

The South Carolina Class Action is entitled:

•	Nikki Nicholls and Geraldine M. Barber, on behalf of themselves and all others similarly situated v. Charter Communications Holding Company, LLC and City of Spartanburg filed on October 29, 2001.

Outcome

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in any of these lawsuits or the government investigations could have a material adverse effect on Charter’s and our financial condition, results of operations or liquidity.

In addition to the matters set forth above, Charter and the Company are also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 6. Exhibits and Reports on Form 8-K.

(a) EXHIBITS

The index to the exhibits begins on page 46 of this quarterly report.

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS HOLDINGS, LLC
Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager

Dated: May 17, 2004	By:	/s/ MICHAEL P. HUSEBY

		Name:	Michael P. Huseby
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Paul E. Martin

		Name:	Paul E. Martin
		Title:	Senior Vice President and Corporate Controller (Principal Accounting Officer)

CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
Registrant

Dated: May 17, 2004	By:	/s/ MICHAEL P. HUSEBY

		Name:	Michael P. Huseby
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Paul E. Martin

		Name:	Paul E. Martin
		Title:	Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Purchase Agreement, dated May 29, 2003, by and between Falcon Video Communications, L.P. and WaveDivision Holdings, LLC (Incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.’s current report on Form 8-K filed on May 30, 2003 (File No. 000-27927)).

2.2	Asset Purchase Agreement, dated September 3, 2003, by and between Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC (Incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.’s current report on Form 8-K/A filed on September 3, 2003 (File No. 000-27927)).

10.1	Amended and Restated Credit Agreement among Charter Communications Operating, LLC, CCO Holdings, LLC and certain lenders and agents named therein dated April 27, 2004 (Incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.2	Indenture relating to the 8% senior second lien notes due 2012 and 8 3/8% senior second lien notes due 2014, dated as of April 27, 2004, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wells Fargo Bank, N.A. as trustee (Incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.3	Purchase Agreement, dated April 20, 2004 by and between Charter Communications Operating, LLC and Charter Communications Operating Capital Corp. (Incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.4+	Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan.

15.1	Letter re Unaudited Interim Financial Statements.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Management compensatory plan or arrangement