Form 10-Q
period 2005-09-30
CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP; CHARTER COMMUNICATIONS HOLDINGS LLC
filed 2005-11-08
CIK 1085475, 1085476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of November 5, 2005: 100

* Charter Communications Holdings Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing with the reduced disclosure format.

Charter Communications Holdings, LLC
Charter Communications Holdings Capital Corporation
Quarterly Report on Form 10-Q for the Period ended September 30, 2005

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2005. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "we," "us" and "our" refer to Charter Communications Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated" and "potential" among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
the availability, in general, of funds to meet interest payment obligations under our and our parent company’s debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources and, in particular, our ability to be able to provide under applicable debt instruments such funds (by dividend, investment or otherwise) to the applicable obligor of such debt;

•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services and to maintain and grow a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•
our and our parent company’s ability to comply with all covenants in our and our parent company’s indentures, the Bridge Loan and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;

•
our and our parent company’s ability to pay or refinance debt prior to or when it becomes due and/or to take advantage of market opportunities and market windows to refinance that debt in the capital markets through new issuances, exchange offers or otherwise, including restructuring our and our parent company’s balance sheet and leverage position;

•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;
•	general business conditions, economic uncertainty or slowdown; and
•	the effects of governmental regulation, including but not limited to local franchise authorities, on our business.

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

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Charter Communications Holdings, LLC:

We have reviewed the condensed consolidated balance sheet of Charter Communications Holdings, LLC and subsidiaries (the “Company”) as of September 30, 2005, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 4 to the condensed consolidated financial statements, effective September 30, 2004, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill.

/s/ KPMG LLP

St. Louis, Missouri
October 31, 2005

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20	$546
Accounts receivable, less allowance for doubtful accounts of
$15 and $15, respectively	185	186
Prepaid expenses and other current assets	23	20
Total current assets	228	752

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,357 and $5,142, respectively	5,895	6,110
Franchises, net	9,830	9,878
Total investment in cable properties, net	15,725	15,988

OTHER NONCURRENT ASSETS	323	344

Total assets	$16,276	$17,084

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,055	$1,112
Payables to related party	105	19
Total current liabilities	1,160	1,131

LONG-TERM DEBT	18,254	18,474
LOANS PAYABLE - RELATED PARTY	57	29
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	418	493
MINORITY INTEREST	665	656

MEMBER’S DEFICIT:
Member’s deficit	(4,292)	(3,698)
Accumulated other comprehensive loss	--	(15)

Total member’s deficit	(4,292)	(3,713)

Total liabilities and member’s deficit	$16,276	$17,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

REVENUES	$1,318	$1,248	$3,912	$3,701

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	586	525	1,714	1,552
Selling, general and administrative	269	252	762	735
Depreciation and amortization	375	371	1,134	1,105
Impairment of franchises	--	2,433	--	2,433
Asset impairment charges	--	--	39	--
(Gain) loss on sale of assets, net	1	--	5	(104)
Option compensation expense, net	3	8	11	34
Hurricane asset retirement loss	19	--	19	--
Special charges, net	2	3	4	100

	1,255	3,592	3,688	5,855

Income (loss) from operations	63	(2,344)	224	(2,154)

OTHER INCOME AND EXPENSES:
Interest expense, net	(442)	(413)	(1,297)	(1,193)
Gain (loss) on derivative instruments and hedging activities, net	17	(8)	43	48
Gain (loss) on extinguishment of debt	490	--	494	(21)
Gain on investments	--	--	21	--

	65	(421)	(739)	(1,166)

Income (loss) before minority interest, income taxes and cumulative effect of accounting change	128	(2,765)	(515)	(3,320)

MINORITY INTEREST	(3)	34	(9)	25

Income (loss) before income taxes and cumulative effect of accounting change	125	(2,731)	(524)	(3,295)

INCOME TAX BENEFIT (EXPENSE)	(2)	45	(10)	41

Income (loss) before cumulative effect of accounting change	123	(2,686)	(534)	(3,254)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	--	(840)	--	(840)

Net income (loss)	$123	$(3,526)	$(534)	$(4,094)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(534)	$(4,094)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	9	(25)
Depreciation and amortization	1,134	1,105
Asset impairment charges	39	--
Impairment of franchises	--	2,433
Option compensation expense, net	11	25
Hurricane asset retirement loss	19	--
Special charges, net	--	85
Noncash interest expense	195	232
Gain on derivative instruments and hedging activities, net	(43)	(48)
(Gain) loss on sale of assets, net	5	(104)
(Gain) loss on extinguishment of debt	(501)	18
Gain on investments	(21)	--
Deferred income taxes	6	(44)
Cumulative effect of accounting change, net of tax	--	840
Other, net	--	(1)
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	(5)	2
Prepaid expenses and other assets	(7)	(3)
Accounts payable, accrued expenses and other	(121)	(15)
Receivables from and payables to related party, including deferred management fees	(65)	(53)
Net cash flows from operating activities	121	353

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(815)	(616)
Change in accrued expenses related to capital expenditures	39	(11)
Proceeds from sale of assets	38	727
Purchases of investments	(1)	(14)
Proceeds from investments	16	--
Other, net	(2)	(2)
Net cash flows from investing activities	(725)	84

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	897	2,873
Borrowings from related parties	140	--
Repayments of long-term debt	(1,014)	(4,707)
Repayments to related parties	(112)	--
Proceeds from issuance of debt	294	1,500
Payments for debt issuance costs	(67)	(97)
Distributions	(60)	--
Net cash flows from financing activities	78	(431)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(526)	6
CASH AND CASH EQUIVALENTS, beginning of period	546	85
CASH AND CASH EQUIVALENTS, end of period	$20	$91
CASH PAID FOR INTEREST	$1,139	$809
NONCASH TRANSACTIONS:
Issuance of debt by CCH I Holdings, LLC	$2,423	$--
Issuance of debt by CCH I, LLC	$3,686	$--
Issuance of debt by Charter Communications Operating, LLC	$333	$--
Retirement of Charter Communications Holdings, LLC debt	$(7,000)	$--
Transfer of property, plant and equipment from parent company	$139	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.	Organization and Basis of Presentation

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets at September 30, 2005 are equity interests in its operating subsidiaries. Charter Holdings is a subsidiary of CCHC, LLC ("CCHC") which is a subsidiary of Charter Communications Holding Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications, Inc. ("Charter"). The condensed consolidated financial statements include the accounts of Charter Holdings and all of its direct and indirect subsidiaries where the underlying operations reside, collectively referred to herein as the "Company." All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television, video on demand and telephone. The Company sells its cable video programming, high-speed Internet and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures typically included in Charter Holdings' Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

The Company had net income of $123 million for the three months ended September 30, 2005. The Company incurred net loss of $534 million for the nine months ended September 30, 2005 and $3.5 billion and $4.1 billion for the three and nine months ended September 30, 2004, respectively. The Company’s net cash flows from operating activities were $121 million and $353 million for the nine months ended September 30, 2005 and 2004, respectively.

The Company has a significant level of debt. The Company's long-term financing as of September 30, 2005 consists of $5.5 billion of credit facility debt and $12.7 billion accreted value of high-yield notes. For the remainder of 2005, $7 million of the Company’s debt matures, and in 2006, an additional $30 million of the Company’s debt matures. In 2007 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

In September 2005, Charter Holdings and its wholly owned subsidiaries, CCH I, LLC (“CCH I”) and CCH I Holdings, LLC (“CIH”), completed the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings in a private placement for new debt securities. Holders of Charter Holdings notes due in 2009 and 2010 exchanged $3.4 billion principal amount of notes for $2.9 billion principal amount of new 11% CCH I senior secured notes due 2015. Holders of Charter Holdings notes due 2011 and 2012 exchanged $845 million

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

principal amount of notes for $662 million principal amount of 11% CCH I senior secured notes due 2015. In addition, holders of Charter Holdings notes due 2011 and 2012 exchanged $2.5 billion principal amount of notes for $2.5 billion principal amount of various series of new CIH notes. Each series of new CIH notes has the same stated interest rate and provisions for payment of cash interest as the series of old Charter Holdings notes for which such CIH notes were exchanged. In addition, the maturities for each series were extended three years. See Note 6 for discussion of transaction and related financial statement impact.

The Company has historically required significant cash to fund debt service costs, capital expenditures and ongoing operations. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from Charter Holdco, sales of assets, issuances of debt securities and from cash on hand. However, the mix of funding sources changes from period to period. For the nine months ended September 30, 2005, the Company generated $121 million of net cash flows from operating activities, after paying cash interest of $1.1 billion. In addition, the Company used approximately $815 million for purchases of property, plant and equipment. Finally, the Company had net cash flows from financing activities of $78 million.

In October 2005, CCO Holdings, LLC (“CCO Holdings”) and CCO Holdings Capital Corp., as guarantor thereunder, entered into a senior bridge loan agreement (the "Bridge Loan") with JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch and Deutsche Bank AG Cayman Islands Branch (the "Lenders") whereby the Lenders have committed to make loans to CCO Holdings in an aggregate amount of $600 million. CCO Holdings may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the Bridge Loan.

The Company expects that cash on hand, cash flows from operating activities and the amounts available under its credit facilities and Bridge Loan will be adequate to meet its and Charter’s cash needs for the remainder of 2005 and 2006. Cash flows from operating activities and amounts available under the Company’s credit facilities and Bridge Loan may not be sufficient to fund the Company’s operations and satisfy its and Charter’s interest payment obligations in 2007. It is likely that Charter and the Company will require additional funding to satisfy their debt repayment obligations in 2007. The Company believes that cash flows from operating activities and amounts available under its credit facilities and Bridge Loan will not be sufficient to fund its operations and satisfy its and Charter’s interest and principal repayment obligations thereafter.

The Company has been advised that Charter is working with its financial advisors to address its and the Company’s funding requirements. However, there can be no assurance that such funding will be available to the Company. Although Paul G. Allen, Charter’s Chairman and controlling shareholder, and his affiliates have purchased equity from Charter and Charter Holdco in the past, Mr. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to Charter, Charter Holdco or the Company in the future.

Credit Facilities and Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Communications Operating, LLC ("Charter Operating") credit facilities. These credit facilities, along with the Company’s indentures and Bridge Loan, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from the Company’s independent auditors. As of September 30, 2005, the Company is in compliance with the covenants under its indentures and credit facilities and the Company expects to remain in compliance with those covenants and the Bridge Loan covenants for the next twelve months. The Company’s total potential borrowing availability under the current credit facilities totaled $786 million as of September 30, 2005, although the actual availability at that time was only $648 million because of limits imposed by covenant restrictions. In addition, effective January 2, 2006, the Company will have additional borrowing availability of $600 million as a result of the Bridge Loan. Continued access to the Company’s credit facilities and Bridge Loan is subject to the Company remaining in compliance with the covenants of these credit facilities and Bridge Loan, including covenants tied to the Company’s operating performance. If the Company’s operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities, Bridge Loan or

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

the indentures governing the Company’s debt occur, funding under the credit facilities and Bridge Loan may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under the covenants governing any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of the Company’s parent companies could cause serious disruption to the Company's business and have a material adverse effect on the Company’s business and results of operations.

Charter’s ability to make interest payments on its convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of its convertible senior notes of $25 million and $863 million, respectively, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco or its subsidiaries, including Charter Holdings, CIH, CCH I, CCH II, LLC ("CCH II"), CCO Holdings and Charter Operating. During the nine months ended September 30, 2005, Charter Holdings distributed $60 million to Charter Holdco. As of September 30, 2005, Charter Holdco was owed $57 million in intercompany loans from its subsidiaries, which amount was available to pay interest and principal on Charter's convertible senior notes. In addition, Charter has $123 million of governmental securities pledged as security for the next five semi-annual interest payments on Charter’s 5.875% convertible senior notes.

Distributions by Charter Holdings’ subsidiaries to a parent company (including Charter, Charter Holdco, CCHC and Charter Holdings) for payment of principal on parent company notes are restricted by the Bridge Loan and the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes, unless under their respective indentures there is no default and a specified leverage ratio test is met at the time of such event. For the quarter ended September 30, 2005, there was no default under any of the aforementioned indentures. However, CCO Holdings did not meet its leverage ratio test of 4.5 to 1.0. As a result, distributions from CCO Holdings to CCH II, CCH I, CIH, Charter Holdings, CCHC, Charter Holdco or Charter for payment of principal of the respective parent company’s debt are currently restricted and will continue to be restricted until that test is met. However distributions for payment of the respective parent company’s interest are permitted.

Specific Limitations

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings' indentures and other specified tests are met. For the quarter ended September 30, 2005, there was no default under Charter Holdings' indentures and other specified tests were met. However, Charter Holdings did not meet the leverage ratio of 8.75 to 1.0 based on September 30, 2005 financial results. As a result, distributions from Charter Holdings to Charter, Charter Holdco or CCHC for payment of interest or principal are currently restricted and will continue to be restricted until that test is met. During this restriction period, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

3.	Sale of Assets

In July 2005, the Company closed the sale of certain cable systems in Texas and West Virginia and closed the sale of an additional cable system in Nebraska in October 2005, representing a total of approximately 33,000 customers. During the nine months ended September 30, 2005, those cable systems met the criteria for assets held for sale under Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the nine months ended September 30, 2005 of approximately $39 million. At September 30, 2005 assets held for sale, included in investment in cable properties, are approximately $7 million.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

In March 2004, the Company closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. The Company closed the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. These transactions resulted in a $106 million pretax gain recorded as a gain on sale of assets in the Company’s consolidated statements of operations. The total net proceeds from the sale of all of these systems were approximately $735 million. The proceeds were used to repay a portion of amounts outstanding under the Company’s revolving credit facility.

Gain on investments for the nine months ended September 30, 2005 primarily represents a gain realized on an exchange of the Company’s interest in an equity investee for an investment in a larger enterprise.

4.	Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances. Such test resulted in a total franchise impairment of approximately $3.3 billion during the third quarter of 2004. The October 1, 2005 annual impairment test will be finalized in the fourth quarter of 2005 and any impairment resulting from such test will be recorded in the fourth quarter. Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

The Company’s valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships and its total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services such as interactivity and telephone to the potential customers (service marketing rights). Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained and the new services added to those customers in future periods. The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise.

The Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, in valuing customer relationships. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers and are calculated by projecting future after-tax cash flows from these customers including the right to deploy and market additional services such as interactivity and telephone to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. Substantially all acquisitions occurred prior to January 1, 2002. The Company did not record any value associated with the customer relationship intangibles related to those acquisitions. For acquisitions subsequent to January 1, 2002 the Company did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

In September 2004, the SEC staff issued EITF Topic D-108 which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. The Company adopted Topic D-108 in its impairment assessment as of September 30, 2004 that resulted in a total franchise impairment of approximately $3.3 billion. The Company recorded a cumulative effect of accounting change of $840 million (approximately $875 million before tax effects of $16 million and minority interest effects of $19 million) for the nine months ended September 30, 2004 representing the portion of the Company's total franchise impairment attributable to no longer

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

including goodwill with franchise assets. The remaining $2.4 billion of the total franchise impairment was attributable to the use of lower projected growth rates and the resulting revised estimates of future cash flows in the Company's valuation, and was recorded as impairment of franchises in the Company's accompanying consolidated statements of operations for the nine months ended September 30, 2004. Sustained analog video customer losses by the Company in the third quarter of 2004 primarily as a result of increased competition from direct broadcast satellite providers and decreased growth rates in the Company's high-speed Internet customers in the third quarter of 2004, in part, as a result of increased competition from digital subscriber line service providers led to the lower projected growth rates and the revised estimates of future cash flows from those used at October 1, 2003.

As of September 30, 2005 and December 31, 2004, indefinite-lived and finite-lived intangible assets are presented in the following table:

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,797	$--	$9,797	$9,845	$--	$9,845
Goodwill	52	--	52	52	--	52

	$9,849	$--	$9,849	$9,897	$--	$9,897
Finite-lived intangible assets:
Franchises with finite lives	$40	$7	$33	$37	$4	$33

Franchises with indefinite lives decreased $39 million as a result of the asset impairment charges recorded related to three cable asset sales and $9 million as a result of the closing of two of the cable asset sales in July 2005 (see Note 3). Franchise amortization expense for the three and nine months ended September 30, 2005 and 2004 was $1 million and $3 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $3 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

Accounts payable - trade	$67	$140
Accrued capital expenditures	99	60
Accrued expenses:
Interest	278	310
Programming costs	287	278
Franchise-related fees	56	67
Compensation	57	47
Other	211	210

	$1,055	$1,112

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

6.	Long-Term Debt

Long-term debt consists of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
Charter Communications Holdings, LLC:
8.250% senior notes due 2007	$105	$105	$451	$451
8.625% senior notes due 2009	292	292	1,244	1,243
9.920% senior discount notes due 2011	198	198	1,108	1,108
10.000% senior notes due 2009	154	154	640	640
10.250% senior notes due 2010	49	49	318	318
11.750% senior discount notes due 2010	43	43	450	448
10.750% senior notes due 2009	131	131	874	874
11.125% senior notes due 2011	217	217	500	500
13.500% senior discount notes due 2011	94	91	675	589
9.625% senior notes due 2009	107	107	640	638
10.000% senior notes due 2011	137	136	710	708
11.750% senior discount notes due 2011	125	116	939	803
12.125% senior discount notes due 2012	113	97	330	259
CCH I Holdings, LLC:
11.125% senior notes due 2014	151	151	--	--
9.920% senior discount notes due 2014	471	471	--	--
10.000% senior notes due 2014	299	299	--	--
11.750% senior discount notes due 2014	815	759	--	--
13.500% senior discount notes due 2014	581	559	--	--
12.125% senior discount notes due 2015	217	187	--	--
CCH I, LLC:
11.00% senior notes due 2015	3,525	3,686	--	--
CCH II, LLC:
10.250% senior notes due 2010	1,601	1,601	1,601	1,601
CCO Holdings, LLC:
8¾% senior notes due 2013	800	794	500	500
Senior floating rate notes due 2010	550	550	550	550
Charter Communications Operating, LLC:
8% senior second lien notes due 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due 2014	733	733	400	400
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	114	115	114	116
CC V Holdings, LLC:
11.875% senior discount notes due 2008	--	--	113	113
Credit Facilities
Charter Operating	5,513	5,513	5,515	5,515
	$18,235	$18,254	$18,772	$18,474

The accreted values presented above represent the principal amount of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date. The accreted value of CIH notes and CCH I notes issued in exchange for Charter Holdings notes are recorded in accordance with generally accepted accounting principles (“GAAP”). GAAP requires that the CIH notes issued in exchange for Charter Holdings notes and the CCH I notes

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

issued in exchange for the 8.625% Charter Holdings notes due 2009 be recorded at the historical book values of the Charter Holdings notes as opposed to the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due). As of September 30, 2005, the accreted value of the Company’s debt for legal purposes and notes indenture purposes is $17.7 billion.

In October 2005, CCO Holdings and CCO Holdings Capital Corp., as guarantor thereunder, entered into the Bridge Loan with the Lenders whereby the Lenders have committed to make loans to CCO Holdings in an aggregate amount of $600 million. CCO Holdings may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the Bridge Loan. Each loan will accrue interest at a rate equal to an adjusted LIBOR rate plus a spread. The spread will initially be 450 basis points and will increase (a) by an additional 25 basis points at the end of the six-month period following the date of the first borrowing, (b) by an additional 25 basis points at the end of each of the next two subsequent three month periods and (c) by 62.5 basis points at the end of each of the next two subsequent three-month periods. CCO Holdings will be required to prepay loans from the net proceeds from (i) the issuance of equity or incurrence of debt by Charter and its subsidiaries, with certain exceptions, and (ii) certain asset sales (to the extent not used for other purposes permitted under the Bridge Loan).

In August 2005, CCO Holdings issued $300 million in debt securities, the proceeds of which were used for general corporate purposes, including the payment of distributions to its parent companies, including Charter Holdings, to pay interest expense.

Gain (loss) on extinguishment of debt

In September 2005, Charter Holdings and its wholly owned subsidiaries, CCH I and CIH, completed the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings in a private placement for new debt securities. Holders of Charter Holdings notes due in 2009 and 2010 exchanged $3.4 billion principal amount of notes for $2.9 billion principal amount of new 11% CCH I senior secured notes due 2015. Holders of Charter Holdings notes due 2011 and 2012 exchanged $845 million principal amount of notes for $662 million principal amount of 11% CCH I senior secured notes due 2015. In addition, holders of Charter Holdings notes due 2011 and 2012 exchanged $2.5 billion principal amount of notes for $2.5 billion principal amount of various series of new CIH notes. Each series of new CIH notes has the same stated interest rate and provisions for payment of cash interest as the series of old Charter Holdings notes for which such CIH notes were exchanged. In addition, the maturities for each series were extended three years. The exchanges resulted in a net gain on extinguishment of debt of approximately $490 million for the three and nine months ended September 30, 2005.

In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placements, approximately $333 million principal amount of new notes with terms identical to Charter Operating's 8.375% senior second lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007. The exchanges resulted in gain on extinguishment of debt of approximately $10 million for the nine months ended September 30, 2005. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.

In March 2005, Charter Holdings’ subsidiary, CC V Holdings, LLC, redeemed all of its 11.875% notes due 2008, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was approximately $122 million and was funded through borrowings under the Charter Operating credit facilities. The redemption resulted in a loss on extinguishment of debt for the nine months ended September 30, 2005 of approximately $5 million. Following such redemption, CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) guaranteed the Charter Operating credit facilities and granted a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

7.	Minority Interest

Minority interest on the Company’s consolidated balance sheets as of September 30, 2005 and December 31, 2004 primarily represents preferred membership interests in CC VIII, LLC ("CC VIII"), an indirect subsidiary of Charter Holdco, of $665 million and $656 million, respectively. As more fully described in Note 18, this preferred interest arises from the approximately $630 million of preferred membership units issued by CC VIII in connection with an acquisition in February 2000 and was the subject of a dispute between Charter and Mr. Allen, Charter’s Chairman and controlling shareholder that was settled October 31, 2005. The Company is currently determining the impact of the settlement to be recorded in the fourth quarter of 2005. Due to the uncertainties that existed prior to October 31, 2005 related to the ultimate resolution of the dispute, effective January 1, 2005, the Company ceased recognizing minority interest in earnings or losses of CC VIII for financial reporting purposes until such time as the resolution of the matter was determinable or other events occurred. For the three and nine months ended September 30, 2005, the Company’s results include income of $8 million and $25 million, respectively, attributable to CC VIII. Subsequent to recording the impact of the settlement in the fourth quarter of 2005, approximately 6% of CC VIII’s income will be allocated to minority interest.

8.	Comprehensive Income (Loss)

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive income (loss) on the accompanying condensed consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive income (loss). Comprehensive income for the three months ended September 30, 2005 was $128 million and comprehensive loss for the three months ended September 30, 2004 was $3.5 billion and was $519 million and $4.1 billion for the nine months ended September 30, 2005 and 2004, respectively.

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended September 30, 2005 and 2004, net gain (loss) on derivative instruments and hedging activities includes gains of $1 million and $1 million, respectively, and for the nine months ended September 30, 2005 and 2004, net gain (loss) on derivative instruments and hedging activities includes gains of $2 million and $3 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended September 30, 2005 and 2004, a gain of $5 million and $2 million, respectively, and for the nine months ended September 30, 2005 and 2004, a gain of $14 million and $31 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive income (loss). The amounts are

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as gain (loss) on derivative instruments and hedging activities in the Company’s condensed consolidated statements of operations. For the three months ended September 30, 2005 and 2004, net gain (loss) on derivative instruments and hedging activities includes gains of $16 million and losses of $9 million, respectively, and for the nine months ended September 30, 2005 and 2004, net gain (loss) on derivative instruments and hedging activities includes gains of $41 million and $45 million, respectively, for interest rate derivative instruments not designated as hedges.

As of September 30, 2005 and December 31, 2004, the Company had outstanding $2.1 billion and $2.7 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

10.	Revenues

Revenues consist of the following for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Video	$848	$839	$2,551	$2,534
High-speed Internet	230	189	671	538
Advertising sales	74	73	214	205
Commercial	71	61	205	175
Other	95	86	271	249

	$1,318	$1,248	$3,912	$3,701

11.	Operating Expenses

Operating expenses consist of the following for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Programming	$357	$328	$1,066	$991
Service	203	173	572	489
Advertising sales	26	24	76	72

	$586	$525	$1,714	$1,552

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

12.	Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

General and administrative	$231	$220	$658	$636
Marketing	38	32	104	99

	$269	$252	$762	$735

Components of selling expense are included in general and administrative and marketing expense.

13.  Hurricane Asset Retirement Loss

Certain of the Company’s cable systems in Louisiana suffered significant plant damage as a result of hurricanes Katrina and Rita. Based on preliminary evaluations, the Company wrote off $19 million of its plants’ net book value. Insignificant amounts of other expenses were recorded related to hurricanes Katrina and Rita.

The Company has insurance coverage for both property and business interruption. The Company has not recorded any potential insurance recoveries as it is still assessing the damage of its plant and the extent of insurance coverage.

14.	Special Charges

The Company has recorded special charges as a result of reducing its workforce, consolidating administrative offices and management realignment in 2004 and 2005. The activity associated with this initiative is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Beginning Balance	$4	$6	$6	$14

Special Charges	1	6	5	9
Payments	(1)	(3)	(7)	(14)

Balance at September 30,	$4	$9	$4	$9

For the three and nine months ended September 30, 2005, special charges also included $1 million related to legal settlements. For the nine months ended September 30, 2005, special charges were offset by approximately $2 million related to an agreed upon discount in respect of the portion of the settlement consideration payable under the Stipulations of Settlement of the consolidated Federal Class Action and the Federal Derivative Action allocable to plaintiff’s attorney fees and Charter’s insurance carrier as a result of the election to pay such fees in cash (see Note 16).

For the nine months ended September 30, 2004, special charges also includes approximately $85 million as part of the terms set forth in memoranda of understanding regarding settlement of the consolidated Federal Class Action and Federal Derivative Action and approximately $9 million of litigation costs related to the tentative settlement of the South Carolina national class action suit, which were approved by the respective courts. For the three and nine months

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

ended September 30, 2004, the severance costs were offset by $3 million received from a third party in settlement of a dispute.

15.	Income Taxes

The Company is a single member limited liability company not subject to income tax.  The Company holds all operations through indirect subsidiaries.  The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax.  However, certain of the Company’s indirect subsidiaries are corporations that are subject to income tax.

As of September 30, 2005 and December 31, 2004, the Company had net deferred income tax liabilities of approximately $214 million and $208 million, respectively.  The net deferred income tax liabilities relate to certain of the Company’s indirect subsidiaries, which file separate income tax returns.

During the three and nine months ended September 30, 2005, the Company recorded $2 million and $10 million of income tax expense, respectively.  The income tax expense is recognized through current federal and state income tax expense as well as increases to the deferred tax liabilities of certain of the Company’s indirect corporate subsidiaries.  During the three and nine months ended September 30, 2004, the Company recorded $61 million and $57 million of income tax benefit, respectively.  The Company recorded the portion of the income tax benefit associated with the adoption of Topic D-108 as a $16 million reduction of the cumulative effect of accounting change on the accompanying statement of operations for the three and nine months ended September 30, 2004.  The income tax benefits were realized as a result of decreases in the deferred tax liabilities of certain of the Company’s indirect corporate subsidiaries.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2002 and 2003.  The results of the Company (excluding the indirect corporate subsidiaries) for these years are subject to this examination.  Management does not expect the results of this examination to have a material adverse effect on the Company’s financial condition or results of operations.

16.	Contingencies

Securities Class Actions and Derivative Suits

Fourteen putative federal class action lawsuits (the "Federal Class Actions") were filed in 2002 against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Court subsequently consolidated the Federal Class Actions into a single action (the "Consolidated Federal Class Action") for pretrial purposes. On August 5, 2004, the plaintiffs’ representatives, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) that incorporate the terms of the August 5, 2004 Memorandum of Understanding.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in the Circuit Court of the City of St. Louis, State of Missouri (the "Missouri State Court"), against Charter and its then current directors, as well as its former auditors. The plaintiffs alleged that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. On March 12, 2004, an action substantively identical to the State Derivative Action was filed in Missouri State Court against Charter and certain of its current and former directors, as well as its former auditors. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action") was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures.

As noted above, Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the "Actions"). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. On May 23, 2005 the United States District Court for the Eastern District of Missouri conducted the final fairness hearing for the Actions, and on June 30, 2005, the Court issued its final approval of the settlements. Members of the class had 30 days from the issuance of the June 30 order approving the settlement to file an appeal challenging the approval. Two notices of appeal were filed relating to the settlement. Those appeals were directed to the amount of fees that the attorneys for the class were to receive and to the fairness of the settlement. At the end of September 2005, Stipulations of Dismissal were filed with the Eighth Circuit Court of Appeals resulting in the dismissal of both appeals with prejudice. Procedurally therefore, the settlements are final.

As amended, the Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million would be paid in cash (by Charter’s insurance carriers) and the $80 million balance was to be paid (subject to Charter’s right to substitute cash therefor as described below) in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. However, Charter had the right, in its sole discretion, to substitute cash for some or all of the aforementioned securities on a dollar for dollar basis. Pursuant to that right, Charter elected to fund the $80 million obligation with 13.4 million shares of Charter Class A common stock (having an aggregate value of approximately $15 million pursuant to the formula set forth in the Stipulations of Settlement) with the remaining balance (less an agreed upon $2 million discount in respect of that portion allocable to plaintiffs’ attorneys’ fees) to be paid in cash. In addition, Charter had agreed to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million; however, by agreement with its carrier, Charter paid $4.5 million in cash in lieu of issuing such shares. Charter delivered the settlement consideration to the claims administrator on July 8, 2005, and it was held in escrow pending resolution of the appeals. Those appeals are now resolved. On July 14, 2005, the Circuit Court for the City of St. Louis dismissed with prejudice the State Derivative Actions. The claims administrator is responsible for disbursing the settlement consideration.

As part of the settlements, Charter committed to a variety of corporate governance changes, internal practices and public disclosures, all of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation.

Government Investigations

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office publicly stated that Charter was not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors was a target of

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and were sentenced April 22, 2005. Charter fully cooperated with the investigation, and following the sentencings, the U.S. Attorney’s Office for the Eastern District of Missouri announced that its investigation was concluded and that no further indictments would issue.

Indemnification

Charter was generally required to indemnify, under certain conditions, each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the grand jury investigation, a now-settled SEC investigation and the above-described lawsuits, some of Charter’s current and former directors and current and former officers were advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals. One of these former officers has counterclaimed against Charter alleging, among other things, that Charter owes him additional indemnification for legal fees that Charter did not pay, and another of these former officers has counterclaimed against Charter for accrued sick leave.

Other Litigation

Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or its liquidity.

17. Stock Compensation Plans

Prior to January 1, 2003, the Company accounted for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method, under which the Company recognizes compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method as the condensed consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the fair value method is being applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. The ongoing effect on consolidated results of operations or financial condition will depend on future stock-based compensation awards granted by the Company.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net income (loss) as reported and the pro forma amounts that would have been reported using the fair value method under SFAS No. 123 for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$123	$(3,526)	$(534)	$(4,094)
Add back stock-based compensation expense related to stock options included in reported net income (loss)	3	8	11	34
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(3)	(6)	(11)	(37)
Effects of unvested options in stock option exchange	--	--	--	48
Pro forma	$123	$(3,524)	$(534)	$(4,049)

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

In January 2004, the Compensation Committee of the board of directors of Charter approved Charter’s Long-Term Incentive Program ("LTIP"), which is a program administered under the 2001 Stock Incentive Plan. Under the LTIP, employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options and more senior level employees are eligible to receive stock options and performance shares. The stock options vest 25% on each of the first four anniversaries of the date of grant. The performance units vest on the third anniversary of the grant date and shares of Charter Class A common stock are issued, conditional upon Charter’s performance against financial performance targets established by Charter’s management and approved by its board of directors. Charter granted 6.9 million performance shares in January 2004 under this program and the Company recognized expense of $2 million and $8 million during the three and nine months ended September 30, 2004, respectively. However, in the fourth quarter of 2004, the Company reversed the $8 million of expense recorded in the

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

first three quarters of 2004 based on the Company’s assessment of the probability of achieving the financial performance measures established by Charter and required to be met for the performance shares to vest. In March and April 2005, Charter granted 2.8 million performance shares under the LTIP and the Company recognized approximately $1 million during the three and nine months ended September 30, 2005.

18.	Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

CC VIII

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, Charter Holdings’ indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively the "CC VIII interest") with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen, indirectly through a company controlled by him, Charter Investment, Inc. ("CII"), became the holder of the CC VIII interest. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter has been allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC, an indirect subsidiary of Charter ("CC V"), and Mr. Allen in proportion to CC V's capital account and Mr. Allen’s capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII interest.

An issue arose as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII interest following consummation of the Comcast put right. Specifically, under the terms of the Bresnan transaction documents that were entered into in June 1999, the Comcast sellers originally would have received, after adjustments, 24,273,943 Charter Holdco membership units, but due to an FCC regulatory issue raised by the Comcast sellers shortly before closing, the Bresnan transaction was modified to provide that the Comcast sellers instead would receive the preferred equity interests in CC VIII represented by the CC VIII interest. As part of the last-minute changes to the Bresnan transaction documents, a draft amended version of the Charter Holdco limited liability company agreement was prepared, and contract provisions were drafted for that agreement that would have required an automatic exchange of the CC VIII interest for 24,273,943 Charter Holdco membership units if the Comcast sellers exercised the Comcast put right and sold the CC VIII interest to Mr. Allen or his affiliates. However, the provisions that would have required this automatic exchange did not appear in the final version of the Charter Holdco limited liability company agreement that was delivered and executed at the closing of the Bresnan transaction. The law firm that prepared the documents for the Bresnan transaction brought this matter to the attention of Charter and representatives of Mr. Allen in 2002.

Thereafter, the board of directors of Charter formed a Special Committee (currently comprised of Messrs. Merritt, Tory and Wangberg) to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

determined that a "scrivener’s error" had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent contract reformation were achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

Mr. Allen disagreed with the Special Committee’s determinations described above and so notified the Special Committee. Mr. Allen contended that the transaction was accurately reflected in the transaction documentation and contemporaneous and subsequent company public disclosures.

The parties engaged in a process of non-binding mediation to seek to resolve this matter, without success. The Special Committee evaluated what further actions or processes to undertake to resolve this dispute. To accommodate further deliberation, each party agreed to refrain from initiating legal proceedings over this matter until it had given at least ten days’ prior notice to the other. In addition, the Special Committee and Mr. Allen determined to utilize the Delaware Court of Chancery’s program for mediation of complex business disputes in an effort to resolve the CC VIII interest dispute.

As of October 31, 2005, Mr. Allen, the Special Committee, Charter, Charter Holdco and certain of their affiliates, having investigated the facts and circumstances relating to the dispute involving the CC VIII interest, after consultation with counsel and other advisors, and as a result of the Delaware Chancery Court’s non-binding mediation program, agreed to settle the dispute, and execute certain permanent and irrevocable releases pursuant to the Settlement Agreement and Mutual Release agreement dated October 31, 2005 (the "Settlement").

Pursuant to the Settlement, CII has retained 30% of its CC VIII interest (the "Remaining Interests").  The Remaining Interests are subject to certain drag along, tag along and transfer restrictions as detailed in the revised CC VIII Limited Liability Company Agreement.  CII transferred the other 70% of the CC VIII interest directly and indirectly, through Charter Holdco, to a newly formed entity, CCHC (a direct subsidiary of Charter Holdco and the direct parent of Charter Holdings).  Of that other 70% of the CC VIII preferred interests, 7.4% has been transferred by CII for a subordinated exchangeable note of CCHC with an initial accreted value of $48.2 million, accreting at 14%, compounded quarterly, with a 15-year maturity (the "Note").  The remaining 62.6% has been transferred for no consideration.

As part of the Settlement, CC VIII issued approximately 49 million additional Class B units to CC V in consideration for prior capital contributions to CC VIII by CC V, with respect to transactions that were unrelated to the dispute in connection with CII's membership units in CC VIII. As a result, Mr. Allen’s pro rata share of the profits and losses of CC VIII attributable to the Remaining Interests is approximately 5.6%.

The Note is exchangeable, at CII's option, at any time, for Charter Holdco Class A Common units at a rate equal to then accreted value, divided by $2.00 (the "Exchange Rate"). Customary anti-dilution protections have been provided that could cause future changes to the Exchange Rate. Additionally, the Charter Holdco Class A Common units received will be exchangeable by the holder into Charter common stock in accordance with existing agreements between CII, Charter and certain other parties signatory thereto. Beginning three years and four months after the closing of the Settlement, if the closing price of Charter common stock is at or above the Exchange Rate for a certain period of time as specified in the Exchange Agreement, Charter Holdco may require the exchange of the Note for Charter Holdco Class A Common units at the Exchange Rate.

CCHC has the right to redeem the Note under certain circumstances, for cash in an amount equal to the then accreted value. CCHC must redeem the Note at its maturity for cash in an amount equal to the initial stated value plus the accreted return through maturity.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The Board of Directors has determined that the transferred CC VIII interests remain at CCHC.

TechTV, Inc.

TechTV, Inc. ("TechTV") operated a cable television network that offered programming mostly related to technology. Pursuant to an affiliation agreement that originated in 1998 and that terminates in 2008, TechTV has provided the Company with programming for distribution via Charter’s cable systems. The affiliation agreement provides, among other things, that TechTV must offer Charter certain terms and conditions that are no less favorable in the affiliation agreement than are given to any other distributor that serves the same number of or fewer TechTV viewing customers. Additionally, pursuant to the affiliation agreement, the Company was entitled to incentive payments for channel launches through December 31, 2003.

In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provide for (i) Charter Holdco and TechTV to amend the affiliation agreement which, among other things, revises the description of the TechTV network content, provides for Charter Holdco to waive certain claims against TechTV relating to alleged breaches of the affiliation agreement and provides for TechTV to make payment of outstanding launch receivables due to Charter Holdco under the affiliation agreement, (ii) Vulcan Programming to pay approximately $10 million and purchase over a 24-month period at fair market rates, $2 million of advertising time across various cable networks on Charter cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and in settlement of the aforementioned claims and (iii) TechTV to be a provider of content relating to technology and video gaming for Charter’s interactive television platforms through December 31, 2006 (exclusive for the first year). For each of the three and nine months ended September 30, 2005 and 2004, the Company recognized approximately $0.3 million and $1 million, respectively, of the Vulcan Programming payment as an offset to programming expense. For the three and nine months ended September 30, 2005, the Company paid approximately $1 million and $2 million, respectively, and for the three and nine months ended September 30, 2004, the Company paid approximately $0.5 million and $1 million, respectively, under the affiliation agreement.

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

Digeo, Inc.

In March 2001, a subsidiary of Charter Holdings, Charter Communications Ventures, LLC ("Charter Ventures"), and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo, Inc. ("Digeo"), an entity controlled by Mr. Allen. In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures Incorporated. The equity interest is subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. After Vulcan Ventures recovers its amount contributed and any cumulative loss allocations, Charter Ventures has a 100% profit interest in DBroadband Holdings, LLC. Charter Ventures is not required to make any capital contributions, including capital calls, to Digeo. DBroadband Holdings, LLC is therefore not included in the Company’s consolidated financial statements. Pursuant to an amended version of this arrangement, in 2003 Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return. Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

On March 2, 2001, Charter Ventures entered into a broadband carriage agreement with Digeo Interactive, LLC ("Digeo Interactive"), a wholly owned subsidiary of Digeo. The carriage agreement provided that Digeo Interactive would provide to Charter a "portal" product, which would function as the television-based Internet portal (the initial point of entry to the Internet) for Charter’s customers who received Internet access from Charter. The agreement term was for 25 years and Charter agreed to use the Digeo portal exclusively for six years. Before the portal product was delivered to Charter, Digeo terminated development of the portal product.

On September 27, 2001, Charter and Digeo Interactive amended the broadband carriage agreement. According to the amendment, Digeo Interactive would provide to Charter the content for enhanced "Wink" interactive television services, known as Charter Interactive Channels ("i-channels"). In order to provide the i-channels, Digeo Interactive sublicensed certain Wink technologies to Charter. Charter is entitled to share in the revenues generated by the i-channels. Currently, the Company’s digital video customers who receive i-channels receive the service at no additional charge.

On September 28, 2002, Charter entered into a second amendment to its broadband carriage agreement with Digeo Interactive. This amendment superseded the amendment of September 27, 2001. It provided for the development by Digeo Interactive of future features to be included in the Basic i-TV service to be provided by Digeo and for Digeo’s development of an interactive "toolkit" to enable Charter to develop interactive local content. Furthermore, Charter could request that Digeo Interactive manage local content for a fee. The amendment provided for Charter to pay for development of the Basic i-TV service as well as license fees for customers who would receive the service, and for Charter and Digeo to split certain revenues earned from the service. The Company paid Digeo Interactive approximately $1 million and $2 million for the three and nine months ended September 30, 2005, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2004, respectively, for customized development of the i-channels and the local content tool kit. This amendment expired pursuant to its terms on December 31, 2003. Digeo Interactive is continuing to provide the Basic i-TV service on a month-to-month basis.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder ("DVR") units. The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004. Under the license agreement Digeo Interactive granted to Charter Holdco the right to use Digeo’s proprietary software for the number of DVR units that Charter deployed from a maximum of 10 headends through year-end 2004. This maximum number of headends was increased from 10 to 15 pursuant to a letter agreement executed on June 11, 2004 and the date for entering into license agreements for units deployed was extended to June 30, 2005. The number of headends was increased from 15 to 20 pursuant to a letter agreement dated August 4, 2004, from 20 to 30 pursuant to a letter agreement dated September 28, 2004 and from 30 to 50 headends by a letter agreement in February 2005. The license granted for each unit deployed under the agreement is valid for five years. In addition, Charter will pay certain other fees including a per-headend license fee and maintenance fees. Maximum license and maintenance fees during the term of the agreement are expected to be approximately $7 million. The agreement provides that Charter is entitled to receive contract terms, considered on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer. Charter paid approximately $1 million in license and maintenance fees for each of the three and nine months ended September 30, 2005.

In April 2004, the Company launched DVR service using units containing the Digeo software in Charter’s Rochester, Minnesota market using a broadband media center that is an integrated set-top terminal with a cable converter, DVR hard drive and connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras).

In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units. The term sheet provided that the parties would proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the development, testing and purchase of the DVR units and that the parties would enter into a license agreement for Digeo's proprietary software on terms substantially similar to the terms of the license agreement described above. In November 2004, Charter Holdco and Digeo Interactive executed the license agreement and in December 2004, the parties executed the purchase agreement, each on terms substantially similar to the binding term sheet. Product development and testing has been completed. Total purchase

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million. The definitive agreements are terminable at no penalty to Charter in certain circumstances. Charter paid approximately $7 million and $9 million for the three and nine months ended September 30, 2005, respectively, and $0.2 million for each of the three and nine months ended September 30, 2004 in capital purchases under this agreement.

In late 2003, Microsoft sued Digeo for $9 million in a breach of contract action, involving an agreement that Digeo and Microsoft had entered into in 2001. Digeo informed us that it believed it had an indemnification claim against us for half that amount. Digeo settled with Microsoft agreeing to make a cash payment and to purchase certain amounts of Microsoft software products and consulting services through 2008. In consideration of Digeo agreeing to release us from its potential claim against us, after consultation with outside counsel we agreed, in June 2005, to purchase a total of $2.3 million in Microsoft consulting services through 2008, a portion of which amounts Digeo has informed us will count against Digeo’s purchase obligations with Microsoft.

In October 2005, Charter Holdco and Digeo Interactive entered into a binding Term Sheet for the test market deployment of the Moxi Entertainment Applications Pack (“MEAP”).  The MEAP is an addition to the Moxi Client Software and will contain ten games (such as Video Poker and Blackjack), a photo application and jukebox application.   The term sheet is limited to a test market application of approximately 14,000 subscribers and the aggregate value is not expected to exceed $0.1 million.  In the event the test market proves successful, the companies will replace the Term Sheet with a long form agreement including a planned roll-out across additional markets.  The Term Sheet expires on May 1, 2006.

The Company believes that Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 60% equity interest in Digeo, Inc., on a fully-converted non-diluted basis. Mr. Allen, Lance Conn and Jo Allen Patton, directors of Charter, are directors of Digeo, and Mr. Vogel was a director of Digeo in 2004. During 2004 and 2005, Mr. Vogel held options to purchase 10,000 shares of Digeo common stock.

Oxygen Media LLC

Oxygen Media LLC ("Oxygen") provides programming content aimed at the female audience for distribution over cable systems and satellite. On July 22, 2002, Charter Holdco entered into a carriage agreement with Oxygen whereby the Company agreed to carry programming content from Oxygen. Under the carriage agreement, the Company currently makes Oxygen programming available to approximately 5 million of its video customers. The term of the carriage agreement was retroactive to February 1, 2000, the date of launch of Oxygen programming by the Company, and runs for a period of five years from that date. For the three and nine months ended September 30, 2005, the Company paid Oxygen approximately $2 million and $7 million, respectively, and for the three and nine months ended September 30, 2004, the Company paid Oxygen approximately $3 million and $11 million, respectively, for programming content. In addition, Oxygen pays the Company marketing support fees for customers launched after the first year of the term of the carriage agreement up to a total of $4 million. The Company recorded approximately $0.1 million related to these launch incentives as a reduction of programming expense for the nine months ended September 30, 2005 and $0.4 million and $1 million for the three and nine months ended September 30, 2004, respectively.

Concurrently with the execution of the carriage agreement, Charter Holdco entered into an equity issuance agreement pursuant to which Oxygen’s parent company, Oxygen Media Corporation ("Oxygen Media"), granted a subsidiary of Charter Holdco a warrant to purchase 2.4 million shares of Oxygen Media common stock for an exercise price of $22.00 per share. In February 2005, this warrant expired unexercised. Charter Holdco was also to receive unregistered shares of Oxygen Media common stock with a guaranteed fair market value on the date of issuance of $34 million, on or prior to February 2, 2005, with the exact date to be determined by Oxygen Media, but this commitment was later revised as discussed below.

The Company recognized the guaranteed value of the investment over the life of the carriage agreement as a reduction of programming expense. For the nine months ended September 30, 2005, the Company recorded approximately $2 million as a reduction of programming expense and for the three and nine months ended September 30, 2004, the

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Company recorded approximately $3 million and $11 million as a reduction of programming expense, respectively. The carrying value of the Company’s investment in Oxygen was approximately $33 million and $32 million as of September 30, 2005 and December 31, 2004, respectively.

In August 2004, Charter Holdco and Oxygen entered into agreements that amended and renewed the carriage agreement. The amendment to the carriage agreement (a) revises the number of the Company’s customers to which Oxygen programming must be carried and for which the Company must pay, (b) releases Charter Holdco from any claims related to the failure to achieve distribution benchmarks under the carriage agreement, (c) requires Oxygen to make payment on outstanding receivables for marketing support fees due to the Company under the carriage agreement and (d) requires that Oxygen provide its programming content to the Company on economic terms no less favorable than Oxygen provides to any other cable or satellite operator having fewer subscribers than the Company. The renewal of the carriage agreement (a) extends the period that the Company will carry Oxygen programming to the Company’s customers through January 31, 2008 and (b) requires license fees to be paid based on customers receiving Oxygen programming, rather than for specific customer benchmarks.

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

As of September 30, 2005, through Vulcan Programming, Mr. Allen owned an approximate 31% interest in Oxygen assuming no exercises of outstanding warrants or conversion or exchange of convertible or exchangeable securities. Ms. Jo Allen Patton is a director and the President of Vulcan Programming. Mr. Lance Conn is a Vice President of Vulcan Programming. Mr. Nathanson has an indirect beneficial interest of less than 1% in Oxygen.

Helicon

In 1999, the Company purchased the Helicon cable systems. As part of that purchase, Mr. Allen entered into a put agreement with a certain seller of the Helicon cable systems that received a portion of the purchase price in the form of a preferred membership interest in Charter Helicon, LLC with a redemption price of $25 million plus accrued interest. Under the Helicon put agreement, such holder had the right to sell any or all of the interest to Mr. Allen prior to its mandatory redemption in cash on July 30, 2009. On August 31, 2005, 40% of the preferred membership interest was put to Mr. Allen. The remaining 60% of the preferred interest in Charter Helicon, LLC remained subject to the put to Mr. Allen. Such preferred interest was recorded in other long-term liabilities as of September 30, 2005 and December 31, 2004. On October 6, 2005, Charter Helicon, LLC redeemed all of the preferred membership interest for the redemption price of $25 million plus accrued interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets as of September 30, 2005 are equity interests in its operating subsidiaries. Charter Holdings is a subsidiary of CCHC, LLC ("CCHC") which is a subsidiary of Charter Communications Holding Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications, Inc. ("Charter"). "We," "us" and "our" refer to Charter Holdings and its subsidiaries.

The chart below sets forth our organizational structure and that of our principal direct and indirect parents and subsidiaries pro forma for the creation of CCHC and settlement of the CC VIII, LLC ("CC VIII") dispute. See Note 18 to the condensed consolidated financial statements. Equity ownership and voting percentages are actual percentages as of September 30, 2005 and do not give effect to any exercise, conversion or exchange of options, preferred stock, convertible notes or other convertible or exchangeable securities.

Public common stock and other equity
Entities owned by Paul G. Allen
92% common equity interest, 9% voting interest
8% common equity interest, 91% voting interest
Charter Communications, Inc. ("Charter") (issuer of $866 million accreted value of convertible senior notes) (1)
49% common equity interest and mirror senior securities (3)
51% common equity interest (exchangeable for Charter common stock) (2) (3)
Charter Communications Holding Company, LLC ("Charter Holdco")
$48 million subordinated accreting note (4)
CCHC, LLC ("CCHC")
Charter Communications Holdings, LLC ("Charter Holdings") (co-issuer of $1.2 billion of senior notes and $545 million accreted value of senior discount notes)
CCH I Holdings, LLC ("CIH") (co-issuer of $450 million of senior notes and $2.0 billion accreted value of senior discount notes)
CCH I, LLC ("CCH I") (co-issuer of $3.7 billion accreted value of senior notes)
CCH II, LLC ("CCH II") (co-issuer of $1.6 billion senior notes)
CCO Holdings, LLC ("CCO Holdings") (co-issuer of $1.3 billion of senior notes)
Charter Communications Operating, LLC ("Charter Operating") (obligor under $6.5 billion credit facilities – $5.5 billion outstanding) (co-issuer of $1.8 billion senior second lien notes)
Charter Operating Subsidiaries (including Renaissance notes issuers) ($115 million accreted value of senior discount notes)
CCO NR Holdings, LLC
100%
100%
100% common equity
CC VII companies (including Falcon and operating companies)
CC VI companies (including CC VI and operating companies)
CC V Holdings, LLC
100% Class B Units
70% Class A Preferred Equity (4)
CC VIII, LLC
30% Class A Preferred Equity (4)

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

(3)
The percentages shown in this table reflect the issuance of the 27.2 million shares of Class A common stock issued on July 29, 2005 and the corresponding issuance of an equal number of mirror membership units by Charter Holdco to Charter. However, for accounting purposes, Charter’s common equity interest in Charter Holdco is 48%, and Paul G. Allen’s ownership of Charter Holdco is 52%. These percentages exclude the 27.2 million mirror membership units issued to Charter due to the required return of the issued mirror units upon return of the shares offered pursuant to the share lending agreement.

(4)	Represents the impact of the settlement of the CC VIII dispute. See Note 18 to the condensed consolidated financial statements.

We are a broadband communications company operating in the United States. We offer our customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television, video on demand, telephone and interactive television. We sell our cable video programming, high-speed Internet and advanced broadband services on a subscription basis.

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone as of September 30, 2005 and 2004:

	Approximate as of
	September 30,	September 30,
	2005 (a)	2004 (a)

Cable Video Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,636,100	5,825,000
Multi-dwelling (bulk) and commercial unit customers (c)	270,200	249,600
Total analog video customers (b)(c)	5,906,300	6,074,600

Digital Video:
Digital video customers (d)	2,749,400	2,688,900

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,120,000	1,819,900
Residential telephone customers (f)	89,900	40,200

The September 30, 2005 statistics presented above reflect the minimal loss of customers related to hurricanes Katrina and Rita. Based on preliminary estimates, customer losses related to hurricanes Katrina and Rita are expected to be approximately 10,000 to 15,000.

After giving effect to the sale of certain non-strategic cable systems in July 2005, September 30, 2004 analog video customers, digital video customers and high-speed Internet customers would have been 6,046,900, 2,677,600 and 1,819,300, respectively.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). At September 30, 2005 and 2004, "customers" include approximately 44,400 and 46,000 persons whose accounts were over 60 days past due in payment, approximately 9,800 and 5,500 persons whose accounts were over 90 days past due in payment, and approximately 6,000 and 2,000 of which were over 120 days past due in payment, respectively.

(b)	"Residential (non-bulk) analog video customers" include all customers who receive video services, except for complimentary accounts (such as our employees).

(c)
Included within "video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)
"Digital video customers" include all households that have one or more digital set-top terminals. Included in "digital video customers" on September 30, 2005 and 2004 are approximately 8,900 and 10,700 customers, respectively, that receive digital video service directly through satellite transmission.

(e)
"Residential high-speed Internet customers" represent those customers who subscribe to our high-speed Internet service. At September 30, 2005 and 2004, approximately 1,896,000 and 1,614,400 of these high-speed Internet customers, respectively, receive video services from us and are included within our video statistics above.

(f)	"Residential telephone customers" include all households who subscribe to our telephone service.

Overview of Operations

We have a history of net losses. Despite having net earnings for the three months ended September 30, 2005, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt, depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our business, and impairment of our franchise intangibles. We expect that these expenses (other than impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future. Effective January 1, 2005, we ceased recognizing minority interest in earnings or losses of CC VIII for financial reporting purposes until the resolution of the dispute between Charter and Paul G. Allen, Charter’s Chairman and controlling shareholder, regarding the preferred membership units in CC VIII was determinable or other events occurred. This dispute was settled October 31, 2005. We are currently determining the impact of the settlement. Subsequent to recording the impact of the settlement in the fourth quarter of 2005, approximately 6% of CC VIII’s income will be allocated to minority interest.

For the three and nine months ended September 30, 2005, our income from operations, which includes depreciation and amortization expense and asset impairment charges but excludes interest expense, was $63 million and $224 million, respectively. For the three and nine months ended September 30, 2004, our loss from operations was $2.3 billion and $2.2 billion, respectively. We had operating margins of 5% and 6% for the three and nine months ended September 30, 2005, respectively, and negative operating margins of 188% and 58% for the three and nine months ended September 30, 2004, respectively. The increase in income from operations and operating margins for the three and nine months ended September 30, 2005 compared to 2004 was principally due to impairment of franchises of $2.4 billion recorded in 2004 which did not recur in 2005.

Historically, our ability to fund operations and investing activities has depended on our continued access to credit under our credit facilities. We expect we will continue to borrow under our credit facilities from time to time to fund cash needs. The occurrence of an event of default under our credit facilities could result in borrowings from these credit facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under the indentures governing our outstanding notes and would have a material adverse effect on us. Approximately $7 million of our debt matures during the remainder of 2005, which we expect to fund through borrowings under our revolving credit facility. See "— Liquidity and Capital Resources."

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions):

	Three Months Ended September 30,
	2005		2004

Revenues	$1,318	100%	$1,248	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	586	45%	525	42%
Selling, general and administrative	269	20%	252	20%
Depreciation and amortization	375	29%	371	30%
Impairment of franchises	--	--	2,433	195%
Loss on sale of assets, net	1	--	--	--
Option compensation expense, net	3	--	8	1%
Hurricane asset retirement loss	19	1%	--	--
Special charges, net	2	--	3	--

	1,255	95%	3,592	288%

Income (loss) from operations	63	5%	(2,344)	(188)%

Interest expense, net	(442)		(413)
Gain (loss) on derivative instruments and hedging activities, net	17		(8)
Gain on extinguishment of debt	490		--

	65		(421)

Income (loss) before minority interest, income taxes and cumulative effect of accounting change	128		(2,765)

Minority interest	(3)		34

Income (loss) before income taxes and cumulative effect of accounting change	125		(2,731)

Income tax benefit (expense)	(2)		45

Income (loss) before cumulative effect of accounting change	123		(2,686)

Cumulative effect of accounting change, net of tax	--		(840)

Net income (loss)	$123		$(3,526)

Revenues. Revenues increased by $70 million, or 6%, from $1.2 billion for the three months ended September 30, 2004 to $1.3 billion for the three months ended September 30, 2005. This increase is principally the result of an increase of 300,100 high-speed Internet and 60,500 digital video customers, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 168,300 analog video customers and $6 million of credits issued to hurricane Katrina impacted customers related to service outages. Through September and October, we have been restoring service to our impacted customers and, as of the date of this report, substantially all of our customers’ service has been restored. Included in the reduction in analog video customers and reducing the increase in digital video and high-speed Internet customers are 26,800 analog video customers, 12,000 digital video customers and 600 high-speed Internet customers sold in the cable system sales in Texas and West Virginia, which closed in July 2005 (referred to in this section as the “System Sales”). The System Sales reduced the increase in revenues by approximately $4 million. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, video on demand ("VOD"), high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $74.15 for the three months ended September 30, 2005 from $68.15 for the three months ended September 30, 2004 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total quarterly revenue, divided by three, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended September 30,
	2005		2004		2005 over 2004
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$848	64%	$839	67%	$9	1%
High-speed Internet	230	18%	189	15%	41	22%
Advertising sales	74	6%	73	6%	1	1%
Commercial	71	5%	61	5%	10	16%
Other	95	7%	86	7%	9	10%

	$1,318	100%	$1,248	100%	$70	6%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $9 million, or 1%, from $839 million for the three months ended September 30, 2004 to $848 million for the three months ended September 30, 2005. Approximately $34 million of the increase was the result of price increases and incremental video revenues from existing customers and approximately $3 million was the result of an increase in digital video customers. The increases were offset by decreases of approximately $20 million related to a decrease in analog video customers, approximately $3 million resulting from the System Sales and approximately $5 million of credits issued to hurricanes Katrina and Rita impacted customers related to service outages.

Revenues from high-speed Internet services provided to our non-commercial customers increased $41 million, or 22%, from $189 million for the three months ended September 30, 2004 to $230 million for the three months ended September 30, 2005. Approximately $34 million of the increase related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $8 million related to the increase in average price of the service. The increase was offset by approximately $1 million of credits issued to hurricanes Katrina and Rita impacted customers related to service outages.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $1 million, or 1%, from $73 million for the three months ended September 30, 2004 to $74 million for the three months ended September 30, 2005, primarily as a result of $2 million ad buys by programmers offset by a decline in national advertising sales. For each of the three months ended September 30, 2005 and 2004, we received $5 million and $3 million, respectively, in advertising sales revenues from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services to our commercial customers. Commercial revenues increased $10 million, or 16%, from $61 million for the three months ended September 30, 2004 to $71 million for the three months ended September 30, 2005, primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, telephone revenue, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $9 million, or 10%, from $86 million for the three months ended September 30, 2004 to $95 million for the three months ended September 30, 2005. The increase was primarily the result of an increase in franchise fees of $6 million, telephone revenue of $5 million and installation revenue of $2 million.

Operating Expenses. Operating expenses increased $61 million, or 12%, from $525 million for the three months ended September 30, 2004 to $586 million for the three months ended September 30, 2005. The increase in operating expenses was reduced by $2 million as a result of the System Sales. Programming costs included in the accompanying condensed consolidated statements of operations were $357 million and $328 million, representing 28% and 9% of total costs and expenses for the three months ended September 30, 2005 and 2004, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended September 30,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$357	27%	$328	26%	$29	9%
Service	203	16%	173	14%	30	17%
Advertising sales	26	2%	24	2%	2	8%

	$586	45%	$525	42%	$61	12%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels, VOD and pay-per-view programming. The increase in programming costs of $29 million, or 9%, for the three months ended September 30, 2005 over the three months ended September 30, 2004, was a result of price increases, particularly in sports programming, partially offset by a decrease in analog video customers. Additionally, the increase in programming costs was reduced by $1 million as a result of the System Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $9 million and $15 million for the three months ended September 30, 2005 and 2004, respectively.

Our cable programming costs have increased in every year we have operated in excess of U.S. inflation and cost-of-living increases, and we expect them to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase or produce programming. In 2005, programming costs have increased and we expect will continue to increase at a higher rate than in 2004. These costs will be determined in part on the outcome of programming negotiations in 2005 and will likely be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, costs of providing high-speed Internet service, maintenance and pole rent expense. The increase in service costs of $30 million, or 17%, resulted primarily from increased labor and maintenance costs to support improved service levels and our advanced products, higher fuel prices and pole rent expense. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased $2 million, or 8%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily as a result of increased salaries and benefits and an increase in marketing.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $17 million, or 7%, from $252 million for the three months ended September 30, 2004 to $269 million for the three months ended September 30, 2005. The increase in selling, general and administrative expenses was reduced by $1 million as a result of the System Sales. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended September 30,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$231	17%	$220	18%	$11	5%
Marketing	38	3%	32	2%	6	19%

	$269	20%	$252	20%	$17	7%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $11 million, or 5%, resulted primarily from increases in professional fees associated with consulting services of $11 million and a rise in salaries and benefits of $10 million related to increased emphasis on improved service levels and operational efficiencies offset by decreases in property taxes of $4 million, property and casualty insurance of $4 million, bad debt expense of $3 million and the System Sales of $1 million.

Marketing expenses increased $6 million, or 19%, as a result of an increased investment in targeted marketing campaigns.

Depreciation and Amortization. Depreciation and amortization expense increased by $4 million, or 1%, from $371 million for the three months ended September 30, 2004 to $375 million for the three months ended September 30, 2005. The increase in depreciation was related to an increase in capital expenditures.

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

Loss on Sale of Assets, Net. The loss on sale of assets of $1 million for the three months ended September 30, 2005 primarily represents the loss recognized on the disposition of plant and equipment.

Option Compensation Expense, Net. Option compensation expense for the three months ended September 30, 2005 and 2004 primarily represents options expensed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The decrease of $5 million, or 63%, from $8 million for the three months ended September 30, 2004 to $3 million for the three months ended September 30, 2005 is primarily a result of a decrease in the fair value of such options related to a decrease in the price of our Class A common stock combined with a decrease in the number of options issued.

Hurricane Asset Retirement Loss. Hurricane asset retirement loss represents the loss associated with the write-off of the net book value of assets destroyed by hurricanes Katrina and Rita in the third quarter of 2005.

Special Charges, Net. Special charges of $2 million for the three months ended September 30, 2005 primarily represents $1 million of severance and related costs of our management realignment and $1 million related to legal settlements. Special charges of $3 million for the three months ended September 30, 2004 represents $6 million of severance and related costs of our workforce reduction offset by $3 million received from a third party in settlement of a dispute.

Interest Expense, Net. Net interest expense increased by $29 million, or 7%, from $413 million for the three months ended September 30, 2004 to $442 million for the three months ended September 30, 2005. The increase in net interest expense was a result of an increase in our average borrowing rate from 8.97% in the third quarter of 2004 to

9.22% in the third quarter of 2005 and an increase of $615 million in average debt outstanding from $17.7 billion for the third quarter of 2004 compared to $18.3 billion for the third quarter of 2005.

Gain (Loss) on Derivative Instruments and Hedging Activities, Net. Net gain on derivative instruments and hedging activities increased $25 million from a loss of $8 million for the three months ended September 30, 2004 to a gain of $17 million for the three months ended September 30, 2005. The increase is primarily the result of an increase in gains on interest rate agreements that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which increased from a loss of $9 million for the three months ended September 30, 2004 to a gain of $16 million for the three months ended September 30, 2005.

Gain on Extinguishment of Debt. Gain on extinguishment of debt of $490 million for the three months ended September 30, 2005 represents the net gain realized on the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings for new CCH I, LLC (“CCH I”) and CCH I Holdings, LLC (“CIH”) debt securities. See Note 6 to the condensed consolidated financial statements.

Minority Interest. Minority interest represents the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, and in the second quarter of 2004, the pro rata share of the profits and losses of CC VIII. Effective January 1, 2005, we ceased recognizing minority interest in earnings or losses of CC VIII for financial reporting purposes until the dispute between Charter and Mr. Allen regarding the preferred membership interests in CC VIII was resolved. This dispute was settled October 31, 2005. See Note 7 to the condensed consolidated financial statements.

Income Tax Benefit (Expense). Income tax expense of $2 million and income tax benefit of $45 million was recognized for the three months ended September 30, 2005 and 2004, respectively. Income tax expense represents increases in the deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries. The income tax benefit recognized in the three months ended September 30, 2004 was directly related to the impairment of franchises as discussed above. We do not expect to recognize a similar benefit associated with the impairment of franchises in future periods. However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.

Cumulative Effect of Accounting Change, Net of Tax. Cumulative effect of accounting change of $840 million (net of minority interest effects of $19 million and tax effects of $16 million) in 2004 represents the impairment charge recorded as a result of our adoption of EITF Topic D-108.

Net Income (Loss). Net loss decreased by $3.6 billion from net loss of $3.5 billion for the three months ended September 30, 2004 to net income of $123 million for the three months ended September 30, 2005 as a result of the factors described above.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constituted for the periods presented (dollars in millions):

	Nine Months Ended September 30,
	2005		2004

Revenues	$3,912	100%	$3,701	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	1,714	44%	1,552	42%
Selling, general and administrative	762	19%	735	20%
Depreciation and amortization	1,134	29%	1,105	30%
Impairment of franchises	--	--	2,433	66%
Asset impairment charges	39	1%	--	--
(Gain) loss on sale of assets, net	5	--	(104)	(3)%
Option compensation expense, net	11	--	34	1%
Hurricane asset retirement loss	19	1%	--	--
Special charges, net	4	--	100	2%

	3,688	94%	5,855	158%

Income (loss) from operations	224	6%	(2,154)	(58)%

Interest expense, net	(1,297)		(1,193)
Gain on derivative instruments and hedging activities, net	43		48
Gain (loss) on extinguishment of debt	494		(21)
Gain on investments	21		--

	(739)		(1,166)

Loss before minority interest, income taxes and cumulative effect of accounting change	(515)		(3,320)

Minority interest	(9)		25

Loss before income taxes and cumulative effect of accounting change	(524)		(3,295)

Income tax benefit (expense)	(10)		41

Loss before cumulative effect of accounting change	(534)		(3,254)

Cumulative effect of accounting change, net of tax	--		(840)

Net loss	$(534)		$(4,094)

Revenues. Revenues increased by $211 million, or 6%, from $3.7 billion for the nine months ended September 30, 2004 to $3.9 billion for the nine months ended September 30, 2005. This increase is principally the result of an increase of 300,100 and 60,500 high-speed Internet and digital video customers, respectively, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 168,300 analog video customers and $6 million of credits issued to hurricane Katrina impacted customers related to service outages. Through September and October, we have been restoring service to our impacted customers and, as of the date of this report, substantially all of our customers’ service has been restored. Included in the reduction in analog video customers and reducing the increase in digital video and high-speed Internet customers are 26,800 analog video customers, 12,000 digital video customers and 600 high-speed Internet customers sold in the cable system sales in Texas and West Virginia, which closed in July 2005. The cable system sales to Atlantic Broadband Finance, LLC, which closed in March and April 2004 and the cable system sales in Texas and West Virginia, which closed in July 2005 (referred to in this section as the "System Sales") reduced the increase in revenues by approximately $33 million. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, VOD, high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $72.97 for the nine months ended September 30, 2005 from $66.24 for the nine months ended September 30, 2004 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total revenue for the nine months ended during the respective period, divided by nine, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Nine Months Ended September 30,
	2005		2004		2005 over 2004
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$2,551	65%	$2,534	68%	$17	1%
High-speed Internet	671	17%	538	14%	133	25%
Advertising sales	214	6%	205	6%	9	4%
Commercial	205	5%	175	5%	30	17%
Other	271	7%	249	7%	22	9%

	$3,912	100%	$3,701	100%	$211	6%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $17 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Approximately $102 million of the increase was the result of price increases and incremental video revenues from existing customers and approximately $11 million resulted from an increase in digital video customers. The increases were offset by decreases of approximately $66 million related to a decrease in analog video customers, approximately $25 million resulting from the System Sales and approximately $5 million of credits issued to hurricanes Katrina and Rita impacted customers related to service outages.

Revenues from high-speed Internet services provided to our non-commercial customers increased $133 million, or 25%, from $538 million for the nine months ended September 30, 2004 to $671 million for the nine months ended September 30, 2005. Approximately $101 million of the increase related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $36 million related to the increase in average price of the service. The increase in high-speed Internet revenues was reduced by approximately $3 million as a result of the System Sales and $1 million of credits issued to hurricanes Katrina and Rita impacted customers related to service outages.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $9 million, or 4%, from $205 million for the nine months ended September 30, 2004 to $214 million for the nine months ended September 30, 2005, primarily as a result of an increase in local advertising sales and an increase of $3 million in advertising sales revenues from vendors offset by a decline in national advertising sales. In addition, the increase was offset by a decrease of $1 million as a result of the System Sales. For the nine months ended September 30, 2005 and 2004, we received $12 million and $9 million, respectively, in advertising sales revenues from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services to our commercial customers. Commercial revenues increased $30 million, or 17%, from $175 million for the nine months ended September 30, 2004 to $205 million for the nine months ended September 30, 2005, primarily as a result of an increase in commercial high-speed Internet revenues. The increase was reduced by approximately $3 million as a result of the System Sales.

Other revenues consist of revenues from franchise fees, telephone revenue, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $22 million, or 9%, from $249 million for the nine months ended September 30, 2004 to $271 million for the nine months ended September 30, 2005. The increase was primarily the result of an increase in telephone revenue of $11 million, franchise fees of $11 million and installation revenue of $7 million and was partially offset by approximately $2 million as a result of the System Sales.

Operating Expenses. Operating expenses increased $162 million, or 10%, from $1.6 billion for the nine months ended September 30, 2004 to $1.7 billion for the nine months ended September 30, 2005. The increase in operating expenses was reduced by $13 million as a result of the System Sales. Programming costs included in the accompanying condensed consolidated statements of operations were $1.1 billion and $991 million, representing 29% and 17% of total costs and expenses for the nine months ended September 30, 2005 and 2004, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Nine Months Ended September 30,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$1,066	27%	$991	27%	$75	8%
Service	572	15%	489	13%	83	17%
Advertising sales	76	2%	72	2%	4	6%

	$1,714	44%	$1,552	42%	$162	10%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels, VOD and pay-per-view programming. The increase in programming costs of $75 million, or 8%, for the nine months ended September 30, 2005 over the nine months ended September 30, 2004 was a result of price increases, particularly in sports programming, partially offset by decreases in analog video customers. Additionally, the increase in programming costs was reduced by $10 million as a result of the System Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $27 million and $47 million for the nine months ended September 30, 2005 and 2004, respectively. Programming costs for the nine months ended September 30, 2004 also include a $5 million reduction related to the settlement of a dispute with TechTV, Inc. See Note 18 to the condensed consolidated financial statements.

Our cable programming costs have increased in every year we have operated in excess of U.S. inflation and cost-of-living increases, and we expect them to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. In 2005, programming costs have increased and we expect will continue to increase at a higher rate than in 2004. These costs will be determined in part on the outcome of programming negotiations in 2005 and will likely be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, costs of providing high-speed Internet service, maintenance and pole rent expense. The increase in service costs of $83 million, or 17%, resulted primarily from increased labor and maintenance costs to support improved service levels and our advanced products, higher fuel prices and pole rent expense. The increase in service costs was reduced by $3 million as a result of the System Sales. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased $4 million, or 6%, primarily as a result of increased salary, benefit and commission costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $27 million, or 4%, from $735 million for the nine months ended September 30, 2004 to $762 million for the nine months ended September 30, 2005. The increase in selling, general and administrative expenses was reduced by $5 million as a result of the System Sales. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Nine Months Ended September 30,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$658	17%	$636	17%	$22	3%
Marketing	104	2%	99	3%	5	5%

	$762	19%	$735	20%	$27	4%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $22 million, or 3%, resulted primarily from increases in professional fees associated with consulting services of $28 million and a rise in salaries and benefits of $21 million related to increased emphasis on improved service levels and operational efficiencies, offset by decreases in bad debt expense of $13 million, property and casualty insurance of $7 million and the System Sales of $5 million.

Marketing expenses increased $5 million, or 5%, as a result of an increased investment in targeted marketing campaigns.

Depreciation and Amortization. Depreciation and amortization expense increased by $29 million, or 3%, as a result of an increase in capital expenditures.

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

Asset Impairment Charges. Asset impairment charges for the nine months ended September 30, 2005 represent the write-down of assets related to pending cable asset sales to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

(Gain) Loss on Sale of Assets, Net. Loss on sale of assets of $5 million for the nine months ended September 30, 2005 primarily represents the loss recognized on the disposition of plant and equipment. Gain on sale of assets of $104 million for the nine months ended September 30, 2004 primarily represents the pretax gain realized on the sale of systems to Atlantic Broadband Finance, LLC which closed on March 1 and April 30, 2004.

Option Compensation Expense, Net. Option compensation expense of $11 million for the nine months ended September 30, 2005 primarily represents options expensed in accordance with SFAS No. 123. Option compensation expense of $34 million for the nine months ended September 30, 2004 primarily represents the expense of approximately $9 million related to a stock option exchange program under which our employees were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. The exchange offer closed in February 2004. Additionally, during the nine months ended September 30, 2004, we recognized approximately $8 million related to the performance shares granted under the Charter Long-Term Incentive Program and approximately $17 million related to options granted following the adoption of SFAS No. 123.

Hurricane Asset Retirement Loss. Hurricane asset retirement loss represents the loss associated with the write-off of the net book value of assets destroyed by hurricanes Katrina and Rita in the third quarter of 2005.

Special Charges, Net. Special charges of $4 million for the nine months ended September 30, 2005 represents $5 million of severance and related costs of our management realignment and $1 million related to legal settlements offset by approximately $2 million related to an agreed upon cash discount on settlement of the consolidated Federal Class Action and Federal Derivative Action. See "— Legal Proceedings." Special charges of $100 million for the nine months ended September 30, 2004 represents approximately $85 million as part of the terms set forth in memoranda of understanding regarding settlement of the consolidated Federal Class Action and Federal Derivative Action and approximately $9 million of litigation costs related to the tentative settlement of the South Carolina national class action suit, which were approved by the respective courts and approximately $9 million of severance and related costs of our workforce reduction. For the nine months ended September 30, 2004, the severance costs were offset by $3 million received from a third party in settlement of a dispute.

Interest Expense, Net. Net interest expense increased by $104 million, or 9%, from $1.2 billion for the nine months ended September 30, 2004 to $1.3 billion for the nine months ended September 30, 2005. The increase in net interest expense was a result of an increase of $615 million in average debt outstanding from $17.7 billion for the nine months ended September 30, 2004 compared to $18.3 billion for the nine months ended September 30, 2005 and an increase in our average borrowing rate from 8.73% in the nine months ended September 30, 2004 to 9.10% in the nine months ended September 30, 2005.

Gain on Derivative Instruments and Hedging Activities, Net. Net gain on derivative instruments and hedging activities decreased $5 million from $48 million for the nine months ended September 30, 2004 to $43 million for the nine months ended September 30, 2005. The decrease is primarily a result of a decrease in gains on interest rate agreements that do not qualify for hedge accounting under SFAS No. 133, which decreased from $45 million for the nine months ended September 30, 2004 to $41 million for the nine months ended September 30, 2005.

Gain (loss) on extinguishment of debt. Gain on extinguishment of debt of $494 million for the nine months ended September 30, 2005 primarily represents approximately $490 million related to the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings in a private placement for new debt securities and approximately $10 million related to the issuance of Charter Communications Operating, LLC (“Charter Operating”) notes in exchange for Charter Holdings notes. These gains were offset by approximately $5 million of losses related to the redemption of our subsidiary’s, CC V Holdings, LLC, 11.875% notes due 2008. See Note 6 to the condensed consolidated financial statements. Loss on extinguishment of debt of $21 million for the nine months ended September 30, 2004 represents the write-off of deferred financing fees and third party costs related to the Charter Operating refinancing in April 2004.

Gain on investments.  Gain on investments of $21 million for the nine months ended September 30, 2005 primarily represents a gain realized on an exchange of our interest in an equity investee for an investment in a larger enterprise.

Minority Interest. Minority interest represents the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, and in 2004, the pro rata share of the profits and losses of CC VIII. Effective January 1, 2005, we ceased recognizing minority interest in earnings or losses of CC VIII for financial reporting purposes until the dispute between Charter and Mr. Allen regarding the preferred membership interests in CC VIII was resolved. This dispute was settled October 31, 2005. See Note 7 to the condensed consolidated financial statements.

Income Tax Benefit (Expense). Income tax expense of $10 million and income tax benefit of $41 million was recognized for the nine months ended September 30, 2005 and 2004, respectively. Income tax expense represents increases in the deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries.

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

Net Loss. Net loss decreased by $3.6 billion, from $4.1 billion for the nine months ended September 30, 2004 to $534 million for the nine months ended September 30, 2005 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

We have a significant level of debt. For the remainder of 2005, $7 million of our debt matures, and in 2006, an additional $30 million matures. In 2007 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

In September 2005, Charter Holdings and its wholly owned subsidiaries, CCH I and CIH, completed the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings in a private placement for new debt securities. Holders of Charter Holdings notes due in 2009 and 2010 exchanged $3.4 billion principal amount of notes for $2.9 billion principal amount of new 11% CCH I senior secured notes due 2015. Holders of Charter Holdings notes due 2011 and 2012 exchanged $845 million principal amount of notes for $662 million principal amount of 11% CCH I senior secured notes due 2015. In addition, holders of Charter Holdings notes due 2011 and 2012 exchanged $2.5 billion principal amount of notes for $2.5 billion principal amount of various series of new CIH notes. Each series of new CIH notes has the same stated interest rate and provisions for payment of cash interest as the series of old Charter Holdings notes for which such CIH notes were exchanged. In addition, the maturities for each series were extended three years.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded our debt service costs, operating activities and capital requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from Charter Holdco, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the nine months ended September 30, 2005, we generated $121 million of net cash flows from operating activities after paying cash interest of $1.1 billion. In addition, we used approximately $815 million for purchases of property, plant and equipment. Finally, we had net cash flows from financing activities of $78 million. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our access to the debt markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently consider future asset sales as a significant source of liquidity.

In October 2005, CCO Holdings, LLC (“CCO Holdings”) and CCO Holdings Capital Corp., as guarantor thereunder, entered into a senior bridge loan agreement (the "Bridge Loan") with JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch and Deutsche Bank AG Cayman Islands Branch (the "Lenders") whereby the Lenders have committed to make loans to CCO Holdings in an aggregate amount of $600 million. CCO Holdings may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the Bridge Loan.

We expect that cash on hand, cash flows from operating activities and the amounts available under our credit facilities and Bridge Loan will be adequate to meet our and Charter’s cash needs for the remainder of 2005 and 2006. Cash flows from operating activities and amounts available under our credit facilities and Bridge Loan may not be sufficient to fund our operations and satisfy our and Charter’s interest payment obligations in 2007. It is likely that we and Charter will require additional funding to satisfy our and Charter’s debt repayment obligations in 2007. We believe that cash flows from operating activities and amounts available under our credit facilities and Bridge Loan will not be sufficient to fund our operations and satisfy our and Charter’s interest and principal repayment obligations thereafter.

We have been advised that Charter is working with its financial advisors to address its and our funding requirements. However, there can be no assurance that such funding will be available to us. Although Paul G. Allen, Charter’s Chairman and controlling shareholder, and his affiliates have purchased equity from Charter and

Charter Holdco in the past, Mr. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to Charter, Charter Holdco or us in the future.

Credit Facilities and Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. These credit facilities, along with our indentures and Bridge Loan, contain certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from our independent auditors. As of September 30, 2005, we are in compliance with the covenants under our indentures and credit facilities and we expect to remain in compliance with those covenants and the Bridge Loan covenants for the next twelve months. Our total potential borrowing availability under the current credit facilities totaled $786 million as of September 30, 2005, although the actual availability at that time was only $648 million because of limits imposed by covenant restrictions. In addition, effective January 2, 2006, we will have additional borrowing availability of $600 million as a result of the Bridge Loan. Continued access to our credit facilities and Bridge Loan is subject to our remaining in compliance with the covenants of these credit facilities and Bridge Loan, including covenants tied to our operating performance. If our operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities, Bridge Loan or indentures governing our debt occur, funding under the credit facilities and Bridge Loan may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations.

Charter’s ability to make interest payments on its convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of its convertible senior notes of $25 million and $863 million, respectively, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco or its subsidiaries, including Charter Holdings, CIH, CCH I, CCH II, LLC (“CCH II”), CCO Holdings and Charter Operating. During the nine months ended September 30, 2005, Charter Holdings distributed $60 million to Charter Holdco. As of September 30, 2005, Charter Holdco was owed $57 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter's convertible senior notes. In addition, Charter has $123 million of governmental securities pledged as security for the next five semi-annual interest payments on Charter's 5.875% convertible senior notes.

Distributions by our subsidiaries to a parent company (including Charter, Charter Holdco, CCHC and Charter Holdings) for payment of principal on parent company notes are restricted by the Bridge Loan and the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, and Charter Operating notes, unless under their respective indentures there is no default and a specified leverage ratio test is met at the time of such event. For the quarter ended September 30, 2005, there was no default under any of the aforementioned indentures. However, CCO Holdings did not meet its leverage ratio test of 4.5 to 1.0. As a result, distributions from CCO Holdings to CCH II, CCH I, CIH, Charter Holdings, CCHC, Charter Holdco or Charter for payment of principal of the respective parent company’s debt are currently restricted and will continue to be restricted until that test is met. However distributions for payment of the respective parent company’s interest are permitted.

Specific Limitations

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings' indentures and other specified tests are met. For the quarter ended September 30, 2005, there was no default under Charter Holdings' indentures and other specified tests were met. However, Charter Holdings did not meet the leverage ratio of 8.75 to 1.0 based on September 30, 2005 financial results. As a result, distributions from Charter Holdings to Charter, Charter Holdco or CCHC for payment of interest or principal are currently restricted and will continue to be restricted until that test is met. During this restriction period, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

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

Sale of Assets

In July 2005, we closed the sale of certain cable systems in Texas and West Virginia and closed the sale of an additional cable system in Nebraska in October 2005 for a total sales price of approximately $37 million, representing a total of approximately 33,000 customers.

In March 2004, we closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. We closed the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. The total net proceeds from the sale of all of these systems were approximately $735 million. The proceeds were used to repay a portion of amounts outstanding under our revolving credit facility.

Long-Term Debt

As of September 30, 2005 and December 31, 2004, long-term debt totaled approximately $18.3 billion and $18.5 billion, respectively. This debt was comprised of approximately $5.5 billion and $5.5 billion of credit facility debt and $12.7 billion and $13.0 billion accreted value of high-yield notes, respectively. As of September 30, 2005 and December 31, 2004, the weighted average interest rate on the credit facility debt was approximately 7.5% and 6.8%, respectively, and the weighted average interest rate on the high-yield notes was approximately 10.2% and 9.9%, respectively, resulting in a blended weighted average interest rate of 9.4% and 9.0%, respectively. The interest rate on approximately 78% and 82% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of September 30, 2005 and December 31, 2004, respectively.

Issuance of Charter Operating Notes in Exchange for Charter Holdings Notes. In March and June 2005, our subsidiary, Charter Operating, consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placement, approximately $333 million principal amount of its 8.375% senior second lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.

CC V Holdings, LLC Notes. The Charter Operating credit facilities required us to redeem the CC V Holdings, LLC notes as a result of the Charter Holdings leverage ratio becoming less than 8.75 to 1.0. In satisfaction of this requirement, in March 2005, CC V Holdings, LLC redeemed all of its 11.875% notes due 2008, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was approximately $122 million and was funded through borrowings under our credit facilities. Following such redemption, CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) guaranteed the Charter Operating credit facilities and granted a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

Historical Operating, Financing and Investing Activities

We held $20 million in cash and cash equivalents as of September 30, 2005 compared to $546 million as of December 31, 2004. For the nine months ended September 30, 2005, we generated $121 million of net cash flows from operating activities after paying cash interest of $1.1 billion. In addition, we used approximately $815 million for purchases of property, plant and equipment. Finally, we had net cash flows from financing activities of $78 million.

Operating Activities. Net cash provided by operating activities decreased $232 million, or 66%, from $353 million for the nine months ended September 30, 2004 to $121 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, net cash provided by operating activities decreased primarily as a result of changes in operating assets and liabilities that used $129 million more cash during the nine months ended September 30, 2005 than the corresponding period in 2004 combined with an increase in cash interest expense of $141 million over the corresponding prior period partially offset by an increase in revenue over cash costs.

Investing Activities. Net cash used by investing activities for the nine months ended September 30, 2005 was $725 million and net cash provided by investing activities for the nine months ended September 30, 2004 was $84 million. Investing activities used $809 million more cash during the nine months ended September 30, 2005 than the corresponding period in 2004 primarily as a result of increased cash used for capital expenditures in 2005 coupled with proceeds from the sale of certain cable systems to Atlantic Broadband Finance, LLC in 2004.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2005 was $78 million and net cash used in financing activities for the nine months ended September 30, 2004 was from $431 million. Financing activities provided $509 million more cash during the nine months ended September 30, 2005 than the corresponding period in 2004 primarily as a result of a decrease in net repayments of long-term debt and in payments for debt issuance costs.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $815 million and $616 million for the nine months ended September 30, 2005 and 2004, respectively. Capital expenditures increased as a result of increased spending on support capital related to our investment in service improvements and scalable infrastructure related to telephone services, VOD and digital simulcast. See the table below for more details.

Upgrading our cable systems has enabled us to offer digital television, high-speed Internet services, VOD, interactive services, additional channels and tiers, expanded pay-per-view options and telephone services to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the nine months ended September 30, 2005 and 2004, our liabilities related to capital expenditures increased $39 million and decreased $11 million, respectively.

During 2005, we expect capital expenditures to be approximately $1.0 billion to $1.1 billion. The increase in capital expenditures for 2005 compared to 2004 is the result of expected increases in telephone services, deployment of advanced digital set-top terminals and capital expenditures to replace plant and equipment destroyed by hurricanes Katrina and Rita. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment, support capital and for scalable infrastructure costs. We expect to fund capital expenditures for 2005 primarily from cash flows from operating activities and borrowings under our credit facilities.

We have adopted capital expenditure disclosure guidance, which was developed by eleven publicly traded cable system operators, including Charter, with the support of the National Cable & Telecommunications Association ("NCTA"). The disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures and customers among peer companies in the cable industry. These disclosure guidelines are not required disclosure under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2005 and 2004 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Customer premise equipment (a)	$94	$127	$322	$344
Scalable infrastructure (b)	49	21	138	54
Line extensions (c)	37	34	114	94
Upgrade/Rebuild (d)	13	10	35	28
Support capital (e)	80	44	206	96

Total capital expenditures (f)	$273	$236	$815	$616

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

(f)	Represents all capital expenditures made during the three and nine months ended September 30, 2005 and 2004, respectively.

Certain Trends and Uncertainties

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this quarterly report and in the "Critical Accounting Policies and Estimates" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

Substantial Leverage. We have a significant amount of debt. As of September 30, 2005, our total debt was approximately $18.3 billion. For the remainder of 2005, $7 million of our debt matures and in 2006, an additional $30 million matures. In 2007 and beyond, significant additional amounts will become due under our remaining obligations. We believe that, as a result of our significant levels of debt and operating performance, our access to the debt markets could be limited when substantial amounts of our current indebtedness become due. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not available to us from borrowings under our credit facilities or from other sources, we may not be able to repay our debt, fund our other liquidity and capital needs, grow our business or respond to competitive challenges. Further, if we are unable to repay or refinance our debt, as it becomes due, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. If we were to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled on a timely basis or at all. For more information, see the section above entitled "— Liquidity and Capital Resources."

Restrictive Covenants. Our credit facilities, the Bridge Loan and the indentures governing our and our subsidiaries’ other debt contain a number of significant covenants that could adversely impact our ability to operate our business, and therefore could adversely affect our results of operations. These covenants restrict our and our subsidiaries’ ability to:

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

The breach of any covenants or obligations in the foregoing indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities, the Bridge Loan, the indentures governing our notes or our subsidiaries’ debt could adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our notes, the Bridge Loan and the credit facilities and other debt of our subsidiaries. For more information, see the section above entitled "— Liquidity and Capital Resources."

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

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. These credit facilities are subject to certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from our independent auditors. As of September 30, 2005, we are in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants and the Bridge Loan covenants for the next twelve months. If our operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities, the Bridge Loan or indentures governing our debt occurs, funding under the credit facilities and the Bridge Loan may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under the credit facilities, the Bridge Loan or indentures, if not waived, could result in the acceleration of those debt obligations and, consequently, other debt obligations. Such acceleration could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. Our total potential borrowing availability under the current credit facilities totaled $786 million as of September 30, 2005, although the actual availability at that time was only $648 million because of limits imposed by covenant restrictions. In addition, effective January 2, 2006, we will have additional borrowing availability of $600 million as a result of the Bridge Loan.

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

If the above strategies were not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. If we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all or any principal and interest payments to which they are contractually entitled. For more information, see the section above entitled "— Liquidity and Capital Resources."

Charter Liquidity Concerns. Charter has a significant amount of debt and may incur additional debt in the future. At September 30, 2005, Charter had approximately $25 million and $863 million aggregate principal amount of convertible senior notes outstanding, which mature in 2006 and 2009, respectively. Charter will need to raise additional capital or receive distributions or payments from us in order to satisfy its debt obligations.

Charter’s ability to make interest payments on its convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of its convertible senior notes of $25 million and $863 million, respectively, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco or its subsidiaries, including Charter Holdings, CIH, CCH I, CCH II, LLC (“CCH II”), CCO Holdings and Charter Operating. During the nine months ended September 30, 2005, Charter Holdings distributed $60 million to Charter Holdco. As of September 30, 2005, Charter Holdco was owed $57 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter's convertible senior notes. In addition, Charter has $123 million of governmental securities pledged as security for the next five semi-annual interest payments on Charter's 5.875% convertible senior notes.

Distributions by our subsidiaries to a parent company (including Charter, Charter Holdco, CCHC and Charter Holdings) for payment of principal on parent company notes are restricted by the Bridge Loan and the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, and Charter Operating notes, unless under their respective indentures there is no default and a specified leverage ratio test is met at the time of such event. For the quarter ended September 30, 2005, there was no default under any of the aforementioned indentures. However, CCO Holdings did not meet its leverage ratio test of 4.5 to 1.0. As a result, distributions from CCO Holdings to CCH II, CCH I, CIH, Charter Holdings, CCHC, Charter Holdco or Charter for payment of principal of the respective parent company’s debt are currently restricted and will continue to be restricted until that test is met. However distributions for payment of the respective parent company’s interest are permitted.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings' indentures and other specified tests are met. For the quarter ended September 30, 2005, there was no default under Charter Holdings' indentures and other specified tests were met. However, Charter Holdings did not meet the leverage ratio of 8.75 to 1.0 based on September 30, 2005 financial results. As a result, distributions from Charter Holdings to Charter, Charter Holdco or CCHC for payment of interest or principal are currently restricted and will continue to be restricted until that test is met. During this restriction period, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

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

Acceleration of Indebtedness of Charter Holdings’ Subsidiaries. In the event of a default under our credit facilities, the Bridge Loan or notes, our creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our credit facilities, the Bridge Loan and indentures would not permit Charter Holdings’ subsidiaries to distribute funds to Charter Holdings to pay interest or principal on its notes. If the amounts outstanding under such credit facilities, the Bridge Loan or notes are accelerated, all of the debt and liabilities of Charter Holdings’ subsidiaries would be payable from the subsidiaries’ assets, prior to any distribution of the subsidiaries’ assets to pay the interest and principal amounts on Charter Holdings’ notes. In addition, the lenders under our credit facilities could foreclose on their collateral, which includes equity interests in Charter Holdings’ subsidiaries, and they could exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on our notes. Additionally, an acceleration or payment default under our credit facilities would cause a cross-default in the Bridge Loan and the indentures governing the Charter Holdings notes, CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes and Charter’s convertible senior notes and would trigger the cross-default provision of the Charter Operating credit agreement. Any default under any of our credit facilities, Bridge Loan or notes might adversely affect the holders of our notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

Charter Holdings Relies on its Subsidiaries to Meet its Liquidity Needs, and Charter Holdings’ Notes are Structurally Subordinated to all Liabilities of its Subsidiaries. We rely on our subsidiaries to make distributions or other payments to Charter Holdings to enable Charter Holdings to make payments on its notes. The borrowers and guarantors under the Charter Operating credit facilities are Charter Holdings’ indirect subsidiaries. A number of Charter Holdings’ subsidiaries are also obligors under other debt instruments, including CIH, CCH I, CCH II, CCO Holdings and Charter Operating, which are each a co-issuer of senior notes, senior-second lien notes and/or senior discount notes. As of September 30, 2005, our total debt was approximately $18.3 billion, of which $16.5 billion was structurally senior to the Charter Holdings notes. The Charter Operating credit facilities and the indentures governing the senior notes, senior discount notes and senior second-lien notes issued by subsidiaries of Charter Holdings contain restrictive covenants that limit the ability of such subsidiaries to make distributions or other payments to Charter Holdings.

In the event of a default under our credit facilities, the Bridge Loan or notes, our lenders or noteholders could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. An acceleration or certain payment events of default under our credit facilities would cause a cross-default in the Bridge Loan, the indentures governing the Charter Holdings notes, CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes and Charter’s convertible senior notes. Similarly, such a default or acceleration under any of these notes would cause a cross-default under the notes of the parent entities of the relevant entity. If the amounts outstanding under the credit facilities, the Bridge Loan or notes are accelerated, all of the debt and liabilities of Charter Holdings’ subsidiaries would be payable from the subsidiaries’ assets, prior to any distribution of the subsidiaries’ assets to pay the interest and principal amounts on Charter Holdings’ notes. In addition, the lenders under our credit facilities and noteholders under our Charter Operating notes could foreclose on their collateral, which includes equity interests in Charter Holdings’ subsidiaries, and they could exercise other rights of secured creditors. Any default under any of our credit facilities, the Bridge Loan or notes could force us to examine all options, including seeking the protection of the bankruptcy laws. In the event of the bankruptcy, liquidation or dissolution of a subsidiary, following payment by such subsidiary of its liabilities, the lenders under our credit facilities and the holders of the other debt instruments and all other creditors of Charter Holdings’ subsidiaries would have the right to be paid before holders of Charter Holdings notes from any of Charter Holdings’ subsidiaries’ assets. Such subsidiaries may not have sufficient assets remaining to make any payments to Charter Holdings as an equity holder or otherwise and may be restricted by bankruptcy and insolvency laws from making any such payments.

The foregoing contractual and legal restrictions could limit Charter Holdings’ ability to make payments of principal and/or interest to the holders of its notes. Further, if Charter Holdings made such payments by causing a subsidiary to make a distribution to it, and such transfer were deemed a fraudulent transfer or an unlawful distribution, the holders of Charter Holdings notes could be required to return the payment to (or for the benefit of) the creditors of its subsidiaries.

Securities Litigation. A number of putative federal class action lawsuits were filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of shareholder derivative lawsuits were filed against Charter in the same and other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri against Charter and its then current directors. Also, three shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor. These state court actions have been consolidated. The federal shareholders derivative suit and the consolidated derivative suit each alleged that the defendants breached their fiduciary duties.

Charter entered into Stipulations of Settlement setting forth proposed terms of settlement for the above-described class actions and derivative suits. On May 23, 2005 the United States District Court for the Eastern District of Missouri conducted the final fairness hearing for the Actions, and on June 30, 2005, the Court issued its final approval of the settlements. Members of the class had 30 days from the issuance of the June 30 order approving the settlement to file an appeal challenging the approval. Two notices of appeal were filed relating to the settlement. Those appeals were directed to the amount of fees that the attorneys for the class were to receive and to the fairness of the settlement. At the end of September 2005, Stipulations of Dismissal were filed with the Eighth Circuit Court of Appeals resulting in the dismissal of both appeals with prejudice. Procedurally therefore, the settlements are final. See "Part II, Item 1. Legal Proceedings."

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

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including Charter, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density and that our systems serve a higher concentration of such areas than those of other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that will enable them to begin providing video services, as well as telephone and high-bandwidth Internet access services, to residential and business customers. Some of these telephone companies have obtained, and are now seeking, franchises or alternative authorizations that are less burdensome than existing Charter franchises. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on the value of our business and its performance.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. DSL service is competitive with high-speed Internet service over cable systems. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers. Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies.

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

Mergers, joint ventures and alliances among franchised, wireless or private cable operators, satellite television providers, telephone companies and others, and the repeal of certain ownership rules may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

Long-Term Indebtedness — Change of Control Payments. We and our parent company may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent company’s senior and senior discount notes, our Bridge Loan and our credit facilities following a change of control. Under the indentures governing our parent company notes, upon the occurrence of specified change of control events, each such issuer is required to offer to repurchase all of its outstanding notes. However, our parent company may not have sufficient funds at the time of the change of control event to make the required repurchase of the applicable notes and all of the notes issuers are limited in their ability to make distributions or other payments to their respective parent company to fund any required repurchase. In addition, a change of control under our credit facilities, Bridge Loan and indentures governing our notes could result in a default under those credit facilities and Bridge Loan and a required repayment of the notes under those indentures. Because such credit facilities, Bridge Loan and notes are obligations of Charter Holdings’ subsidiaries, the credit facilities, Bridge Loan and the notes would have to be repaid by Charter Holdings’ subsidiaries before their assets could be available to Charter Holdings or its parent company to repurchase Charter Holdings’ and its parent company’s notes. Any failure to make or complete a change of control offer would place the applicable issuer or borrower in default under its notes. The failure of Charter Holdings’ subsidiaries to make a change of control offer or repay the amounts accelerated under their credit facilities and Bridge Loan would result in default under these agreements and could result in a default under the indentures governing the Charter Holdings and its parent company’s notes. See "— Certain Trends and Uncertainties — Liquidity."

Variable Interest Rates. At September 30, 2005, excluding the effects of hedging, approximately 33% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of September 30, 2005 and December 31, 2004, the weighted average interest rate on the credit facility debt was approximately 7.5% and 6.8%, respectively, and the weighted average interest rate on the high-yield notes was approximately 10.2% and 9.9%, respectively, resulting in a blended weighted average interest rate of 9.4% and 9.0%, respectively. The interest rate on approximately 78% and 82% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of September 30, 2005 and December 31, 2004, respectively.

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed Internet services, digital video, bundled service packages, and to a lesser extent various commercial services that take advantage of cable’s broadband capacity. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, the technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. If it is determined that the product or service being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of September 30, 2005 approximately 9% of our current programming contracts were expired, and approximately another 20% are scheduled to expire at or before the end of 2005. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

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

Regulation and Legislation. Cable system operations are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Additional legislation and regulation is always possible. In fact, there has been legislative activity at the state level to streamline cable franchising and there is proposed legislation in the United States Congress to overhaul traditional communications regulation and cable franchising.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Additional government mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision on February 10, 2005 confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could modify its position or Congress could legislate additional carriage obligations.

Over the past several years, proposals have been advanced that would require cable operators offering Internet service to provide non-discriminatory access to their networks to competing Internet service providers. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision making it less likely that any non-discriminatory “open” access requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable-provided Internet service as an “information service,” rather than a “telecommunications service.” This favorable regulatory classification limits the ability of various governmental authorities to impose open access requirements on cable-provided Internet service. Given the recency of the Brand X decision, however, the nature of any legislative or regulatory response remains uncertain. The imposition of open access requirements could materially affect our business.

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

As of September 30, 2005 and December 31, 2004, our long-term debt totaled approximately $18.3 billion and $18.5 billion, respectively. This debt was comprised of approximately $5.5 billion and $5.5 billion of credit facility debt and $12.7 billion and $13.0 billion accreted value of high-yield notes, respectively.

As of September 30, 2005 and December 31, 2004, the weighted average interest rate on the credit facility debt was approximately 7.5% and 6.8%, and the weighted average interest rate on the high-yield notes was approximately 10.2% and 9.9%, respectively, resulting in a blended weighted average interest rate of 9.4% and 9.0%, respectively. The interest rate on approximately 78% and 82% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of September 30, 2005 and December 31, 2004, respectively. The fair value of our high-yield notes was $11.6 billion and $12.2 billion at September 30, 2005 and December 31, 2004, respectively. The fair value of our credit facilities was $5.5 billion and $5.5 billion at September 30, 2005 and December 31, 2004, respectively. The fair value of high-yield is based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

We do not hold or issue derivative instruments for trading purposes. We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended September 30, 2005 and 2004, net gain (loss) on derivative instruments and hedging activities includes gains of $1 million and $1 million, respectively, and for the nine months ended September 30, 2005 and 2004, net gain (loss) on derivative instruments and hedging activities includes gains of $2 million and $3 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended September 30, 2005 and 2004, a gain of $5 million and $2 million, respectively, and for the nine months ended September 30, 2005 and 2004, a gain of $14 million and $31 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive income (loss). The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as gain (loss) on derivative instruments and hedging activities in our statements of operations. For the three months ended September 30, 2005 and 2004, net gain (loss) on derivative instruments and hedging activities includes gains of $16 million and losses of $9 million, respectively, and for the nine months ended September 30, 2005 and 2004, net gain (loss) on derivative instruments and hedging activities includes gains of $41 million and $45 million, respectively, for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2005 (dollars in millions):

	2005	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value at September 30, 2005

Debt:
Fixed Rate	$--	$--	$105	$114	$684	$1,693	$9,576	$12,172	$11,084
Average Interest Rate	--	--	8.25%	10.00%	9.50%	10.29%	10.44%	10.04%

Variable Rate	$7	$30	$280	$629	$779	$1,536	$2,802	$6,063	$6,059
Average Interest Rate	6.81%	7.88%	7.73%	7.78%	7.88%	8.33%	8.20%	8.12%

Interest Rate Instruments:
Variable to Fixed Swaps	$500	$873	$775	$--	$--	$--	$--	$2,148	$13
Average Pay Rate	7.49%	8.23%	8.04%	--	--	--	--	7.99%
Average Receive Rate	7.17%	7.82%	7.83%	--	--	--	--	7.69%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at September 30, 2004.

At September 30, 2005 and December 31, 2004, we had outstanding $2.1 billion and $2.7 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Securities Class Actions and Derivative Suits

Fourteen putative federal class action lawsuits (the "Federal Class Actions") were filed in 2002 against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Court subsequently consolidated the Federal Class Actions into a single action (the "Consolidated Federal Class Action") for pretrial purposes. On August 5, 2004, the plaintiffs’ representatives, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) that incorporate the terms of the August 5, 2004 Memorandum of Understanding.

The Consolidated Federal Class Action was entitled:

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

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in the Circuit Court of the City of St. Louis, State of Missouri (the "Missouri State Court"), against Charter and its then current directors, as well as its former auditors. The plaintiffs alleged that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures.

The consolidated State Derivative Action was entitled:

•
Kenneth Stacey, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in Missouri State Court against Charter and certain of its current and former directors, as well as its former auditors. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

This action was entitled:

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

The Federal Derivative Action was entitled:

•
Arthur Cohn, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

As noted above, Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the "Actions"). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. On May 23, 2005 the United States District Court for the Eastern District of Missouri conducted the final fairness hearing for the Actions, and on June 30, 2005, the Court issued its final approval of the settlements. Members of the class had 30 days from the issuance of the June 30 order approving the settlement to file an appeal challenging the approval. Two notices of appeal were filed relating to the settlement. Those appeals were directed to the amount of fees that the attorneys for the class were to receive and to the fairness of the settlement. At the end of September 2005, Stipulations of Dismissal were filed with the Eighth Circuit Court of Appeals resulting in the dismissal of both appeals with prejudice. Procedurally therefore, the settlements are final.

As amended, the Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million would be paid in cash (by Charter’s insurance carriers) and the $80 million balance was to be paid (subject to Charter’s right to substitute cash therefor as described below) in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. However, Charter had the right, in its sole discretion, to substitute cash for some or all of the aforementioned securities on a dollar for dollar basis. Pursuant to that right, Charter elected to fund the $80 million obligation with 13.4 million shares of Charter Class A common stock (having an aggregate value of approximately $15 million pursuant to the formula set forth in the Stipulations of Settlement) with the remaining balance (less an agreed upon $2 million discount in respect of that portion allocable to plaintiffs’ attorneys’ fees) to be paid in cash. In addition, Charter had agreed to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million; however, by agreement with its carrier, Charter paid $4.5 million in cash in lieu of issuing such shares. Charter delivered the settlement consideration to the claims administrator on July 8, 2005, and it was held in escrow pending resolution of the appeals. Those appeals are now resolved. On July 14, 2005, the Circuit Court for the City of St. Louis dismissed with prejudice the State Derivative Actions. The claims administrator is responsible for disbursing the settlement consideration.

As part of the settlements, Charter committed to a variety of corporate governance changes, internal practices and public disclosures, all of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation.

Government Investigations

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office publicly stated that Charter was not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors was a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and were sentenced April 22, 2005. Charter fully cooperated with the investigation, and following the sentencings, the U.S. Attorney’s Office for the Eastern District of Missouri announced that its investigation was concluded and that no further indictments would issue.

Indemnification

Charter was generally required to indemnify, under certain conditions, each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the grand jury investigation, a now-settled SEC investigation and the above-described lawsuits, some of Charter’s current and former directors and current and former officers were advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals. One of these former officers has counterclaimed against Charter alleging, among other things, that Charter owes him additional indemnification for legal fees that Charter did not pay, and another of these former officers has counterclaimed against Charter for accrued sick leave.

Other Litigation

Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

Item 5.  Other Information.

Charter entered into an employment agreement with Sue Ann R. Hamilton, Executive Vice President, Programming, as of October 31, 2005. This agreement sets forth the terms under which Ms. Hamilton will serve as an executive of Charter. The term of this agreement is two years from the date of the agreement.

The agreement provides that Ms. Hamilton shall be employed in an executive capacity to perform such duties as are assigned or delegated by the President and Chief Executive Officer or the designee thereof. She shall be eligible to participate in Charter's incentive bonus plan that applies to senior executives, stock option plan and to receive such employee benefits as are available to other senior executives. In the event that Ms. Hamilton is terminated by Charter without "cause" or for "good reason termination," as those terms are defined in the employment agreement, Ms. Hamilton will receive her salary for the remainder of the term of the agreement or twelve months salary, whichever is greater; a pro rata bonus for the year of termination; twelve months of COBRA payments; and the vesting of options and restricted stock for as long as severance payments are made. The employment agreement contains a one-year, non-compete provision (or until the end of the term of the agreement, if longer) in a “competitive business,” as such term is defined in the agreement, and two-year non-solicitation clauses. The agreement provides that Ms. Hamilton's salary shall be $371,800.

The full text of Ms. Hamilton's employment agreement is filed herewith as Exhibit 10.15.

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

CHARTER COMMUNICATIONS HOLDINGS, LLC
Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager

Dated: November 7, 2005

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President,
Interim Chief Financial Officer,
Principal Accounting Officer and
Corporate Controller
(Principal Financial Officer and
Principal Accounting Officer)

CHARTER COMMUNICATIONS HOLDINGS CAPITAL
CORPORATION
Registrant

Dated: November 7, 2005

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President,
Interim Chief Financial Officer,
Principal Accounting Officer and
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

3.2(a)
Amended and Restated Limited Liability Company Agreement of Charter Communications Holdings, LLC, dated as of October 30, 2001 (incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K of Charter Communications Holdings, LLC and Charter Communications Holding Capital Corporation on March 29, 2002 (File No. 333-77499)).

3.2(b)
Second Amended and Restated Limited Liability Company Agreement for Charter Communications Holdings, LLC, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.21 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

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

4.2(a)
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

4.2(b)
First Supplemental Indenture relating to the 8.625% Senior Notes due 2009, dated as of September 28, 2005, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.3(a)
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

4.3(b)
First Supplemental Indenture relating to the 9.920% Senior Discount Notes due 2011, dated as of September 28, 2005, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.4(a)	Indenture relating to the 10.00% Senior Notes due 2009, dated as of January 12, 2000, between

Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

4.4(b)
First Supplemental Indenture relating to the 10.00% Senior Notes due 2009, dated as of September 28, 2005, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.5(a)
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

4.5(b)
First Supplemental Indenture relating to the 10.25% Senior Notes due 2010, dated as of September 28, 2005, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.6(a)
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

4.6(b)
First Supplemental Indenture relating to the 11.75% Senior Discount Notes due 2010, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee, dated as of September 28, 2005 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.7(a)
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

4.7(b)
First Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.750% Senior Notes due 2009 (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.8(a)
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

4.8(b)
First Supplemental Indenture dated as of September 28, 2005, between Charter Communications Holdings, LLC, Charter Communications Capital Corporation and BNY Midwest Trust Company governing 11.125% Senior Notes due 2011 (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.9(a)
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

4.9(b)	First Supplemental Indenture dated as of September 28, 2005, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 13.500% Senior Discount Notes due 2011 (incorporated by reference to Exhibit 10.10 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).
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

4.10(d)
Third Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 10.11 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

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

4.11(d)
Third Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing the 10.000% Senior Notes due 2011 (incorporated by reference to Exhibit 10.12 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.12(a)
Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.750% Senior Discount Notes due 2011. (incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.12(b)
First Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.750% Senior Discount Notes due 2011 (incorporated by reference to Exhibit 10.13 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

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

4.13(c)
Second Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (incorporated by reference to Exhibit 10.14 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.1
Indenture dated as of September 28, 2005 among CCH I Holdings, LLC and CCH I Holdings Capital Corp., as Issuers and Charter Communications Holdings, LLC, as Parent Guarantor, and The Bank of New York Trust Company, NA, as Trustee, governing: 11.125% Senior Accreting Notes due 2014, 9.920% Senior Accreting Notes due 2014, 10.000% Senior Accreting Notes due 2014, 11.75% Senior Accreting Notes due 2014, 13.50% Senior Accreting Notes due 2014, 12.125% Senior Accreting Notes due 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.2
Indenture dated as of September 28, 2005 among CCH I, LLC and CCH I Capital Corp., as Issuers, Charter Communications Holdings, LLC, as Parent Guarantor, and The Bank of New York Trust Company, NA, as Trustee, governing 11.00% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.3
Pledge Agreement made by CCH I, LLC in favor of The Bank of New York Trust Company, NA, as Collateral Agent dated as of September 28, 2005 (incorporated by reference to Exhibit 10.15 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.4
SENIOR BRIDGE LOAN AGREEMENT dated as of October 17, 2005 by and among CCO Holdings, LLC, CCO Holdings Capital Corp., certain lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc. and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint bookrunners, and Deutsche Bank Securities Inc., as documentation agent. (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 19, 2005 (File No. 000-27927)).

10.5†
Settlement Agreement and Mutual Releases, dated as of October 31, 2005, by and among Charter Communications, Inc., Special Committee of the Board of Directors of Charter Communications, Inc., Charter Communications Holding Company, LLC, CCHC, LLC, CC VIII, LLC, CC V, LLC, Charter Investment, Inc., Vulcan Cable III, LLC and Paul G. Allen (incorporated by reference to Exhibit 10.17 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.6
Exchange Agreement, dated as of October 31, 2005, by and among Charter Communications Holding Company, LLC, Charter Investment, Inc. and Paul G. Allen (incorporated by reference to Exhibit 10.18 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.7
CCHC, LLC Subordinated and Accreting Note, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on November 4, 2005 (File No. 000-27927)).

10.8
Third Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.20 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.9+
Amendment No. 7 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective August 23, 2005 (incorporated by reference to Exhibit 10.43(h) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128828)).

10.10+
Restricted Stock Agreement, dated as of July 13, 2005, by and between Robert P. May and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed July 13, 2005 (File No. 000-27927)).

10.11+
Restricted Stock Agreement, dated as of July 13, 2005, by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed July 13, 2005 (File No. 000-27927)).

10.12+	Employment Agreement, dated as of August 9, 2005, by and between Neil Smit and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2005 (File No. 000-27927)).
10.13+
Employment Agreement dated as of September 2, 2005, by and between Paul E. Martin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 9, 2005 (File No. 000-27927)).

10.14+
Employment Agreement dated as of September 2, 2005, by and between Wayne H. Davis and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on September 9, 2005 (File No. 000-27927)).

10.15+
Employment Agreement dated as of October 31, 2005, by and between Sue Ann Hamilton and Charter Communications, Inc. (incorporated by reference to Exhibit 10.28 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

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

* Document attached

+ Management compensatory plan or arrangement

† Portions of this document have been omitted pursuant to a request for confidential treatment.  The omitted portions of this document have been filed with the Securities and Exchange Commission.