Form 10-K
period 2005-12-31
CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP; CHARTER COMMUNICATIONS HOLDINGS LLC
filed 2006-03-29
CIK 1085475, 1085476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                             Accelerated filer ☐                                 Non-accelerated filer ☑

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value of the voting and non-voting common equity securities held by non-affiliates at June 30, 2005 was $0. All of the limited liability company membership interests of Charter Communications Holdings, LLC are held by CCHC, LLC. All of the issued and outstanding shares of capital stock of Charter Communications Holdings Capital Corporation are held by Charter Communications Holdings, LLC. There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of March 22, 2006: 100.

*Charter Communications Holdings Capital Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K and is therefore filing with the reduced disclosure format.

Documents Incorporated By Reference

Neither an Annual Report to security holders, a proxy statement nor a prospectus under Rule 424(b) or (c) are incorporated herewith.

CHARTER COMMUNICATIONS HOLDINGS, LLC
CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2005

This annual report on Form 10-K is for the year ended December 31, 2005. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to Charter Communications Holdings, LLC and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part I. Item 1. under the heading "Business - Focus for 2006," and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under the heading "Risk Factors" and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate, " "should," "planned," "will," "may," "intend," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or SEC, and include, but are not limited to:

•
the availability, in general, of funds to meet interest payment obligations under our and our parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources and, in particular, our ability to be able to provide under the applicable debt instruments such funds (by dividend, investment or otherwise) to the applicable obligor of such debt;

•
our and our parent companies’ ability to comply with all covenants in our and our parent companies’ indentures, bridge loan and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;

•
our and our parent companies’ ability to pay or refinance debt prior to or when it becomes due and/or to take advantage of market opportunities and market windows to refinance that debt through new issuances, exchange offers or otherwise, including restructuring our and our parent companies’ balance sheet and leverage position;

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

ii

PART I

Item 1. Business.

Introduction

Charter Communications Holdings, LLC ("Charter Holdings") is a broadband communications company operating in the United States, with approximately 6.16 million customers at December 31, 2005. Charter Communications Holdings Capital Corporation ("Charter Capital") is a wholly-owned subsidiary of Charter Holdings and was formed and exists solely as a co-issuer of the public debt issued with Charter Holdings. Through our broadband network of coaxial and fiber optic cable, we offer our customers traditional cable video programming (analog and digital, which we refer to as "video" service), high-speed Internet access, advanced broadband cable services (such as video on demand ("VOD"), high definition television service and interactive television) and, in some of our markets, telephone service. See "Item 1. Business — Products and Services" for further description of these terms, including "customers."

At December 31, 2005, we served approximately 5.88 million analog video customers, of which approximately 2.80 million were also digital video customers. We also served approximately 2.20 million high-speed Internet customers (including approximately 253,400 who received only high-speed Internet services). We also provided telephone service to approximately 121,500 customers (including approximately 19,300 who received telephone service only.)

At December 31, 2005, our investment in cable properties, long-term debt and total member’s deficit were $15.6 billion, $18.5 billion and $4.6 billion, respectively. Our working capital deficit was $931 million at December 31, 2005. For the year ended December 31, 2005, our revenues and net loss were approximately $5.3 billion and $806 million, respectively.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt, the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties, and the impairment of our franchise intangibles. We expect that these expenses (other than impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future.

We are wholly owned by our parent company, CCHC, LLC ("CCHC"), and indirectly owned by Charter Communications Holding Company, LLC ("Charter Holdco") and Charter Communications, Inc. ("Charter"). Charter was organized as a Delaware corporation in 1999 and completed an initial public offering of its Class A common stock in November 1999. Charter is a holding company whose principal assets are, for accounting purposes, an approximate 48% equity interest and a 100% voting interest in Charter Holdco, the direct parent of CCHC. Charter's only business is to act as the sole manager of Charter Holdco and its subsidiaries. As sole manager, Charter controls the affairs of Charter Holdco and most of its subsidiaries, including us. Certain of our subsidiaries commenced operations under the "Charter Communications" name in 1994, and our growth through 2001 was primarily due to acquisitions and business combinations. We do not expect to make any significant acquisitions in the foreseeable future, but plan to evaluate opportunities to consolidate our operations through exchanges of cable systems with other cable operators, as they arise. We may also sell certain assets from time to time. Paul G. Allen owns 45% of Charter Holdco through affiliated entities. His membership units are convertible at any time for shares of Charter’s Class A common stock on a one-for-one basis. Paul G. Allen controls Charter with an as-converted common equity interest of approximately 49% and a voting control interest of 90% as of December 31, 2005.

Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri 63131. Our telephone number is (314) 965-0555 and we have a website accessible at www.charter.com. Since January 1, 2002, our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, have been made available on our website free of charge as soon as reasonably practicable after they have been filed. The information posted on our website is not incorporated into this annual report.

Certain Significant Developments in 2005 and 2006

We and our parent companies continue to pursue opportunities to improve our and our parent companies’ liquidity. Our and our parent companies’ efforts in this regard have resulted in the completion of a number of financing transactions in 2005 and 2006, as follows:

•	the January 2006 sale by our subsidiaries, CCH II, LLC ("CCH II") and CCH II Capital Corp., of an additional $450 million principal amount of their 10.250% senior notes due 2010;
•
the October 2005 entry by our subsidiaries, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp., as guarantor thereunder, into a $600 million senior bridge loan agreement with various lenders (which was reduced to $435 million as a result of the issuance of the CCH II notes);

•
the September 2005 exchange by Charter Holdings, CCH I, LLC ("CCH I") and CCH I Holdings, LLC ("CIH") of approximately $6.8 billion in total principal amount of outstanding debt securities of Charter Holdings in a private placement for new debt securities;

•	the August 2005 sale by our subsidiaries, CCO Holdings and CCO Holdings Capital Corp., of $300 million of 8 ¾% senior notes due 2013;
•	the March and June 2005 issuance of $333 million of Charter Communications Operating, LLC ("Charter Operating") notes in exchange for $346 million of Charter Holdings notes;
•	the repurchase during 2005 of $136 million of Charter’s 4.75% convertible senior notes due 2006 leaving $20 million in principal amount outstanding; and
•	the March 2005 redemption of all of CC V Holdings, LLC’s outstanding 11.875% senior discount notes due 2008 at a total cost of $122 million.

Recent Events

Asset Sales

On February 28, 2006, Charter announced the signing of two separate definitive agreements to sell certain cable television systems serving a total of approximately 316,000 analog video customers, including 142,000 digital video customers and 91,000 high-speed Internet customers in West Virginia, Virginia, Illinois and Kentucky for a total of approximately $896 million. The closings of these transactions are expected to occur in the third quarter of 2006. Under the terms of the bridge loan, bridge availability will be reduced by the proceeds of asset sales. We expect to use the net proceeds from the asset sales to repay (but not reduce permanently) amounts outstanding under our revolving credit facility and that the asset sale proceeds, along with other existing sources of funds, will provide additional liquidity supplementing our cash availability in 2006 and beyond.

Appointment of New Executive Vice President and Chief Financial Officer

Jeffrey T. Fisher, 43, has been appointed to the position of Executive Vice President and Chief Financial Officer of Charter, effective February 6, 2006. Mr. Fisher succeeds the Interim Chief Financial Officer, Paul E. Martin, who has indicated his intention to continue as Charter’s Senior Vice President, Principal Accounting Officer and Corporate Controller until at least March 31, 2006.

CCH II, LLC Note Offering

On January 30, 2006, CCH II and CCH II Capital Corp. issued an additional $450 million principal amount of their 10.250% senior notes due 2010, the proceeds of which were provided, directly or indirectly, to Charter Operating, which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities. As a result of the offering of these notes, availability under the bridge loan has been reduced to $435 million.

Focus for 2006

Our strategy is to leverage the capacity and the capabilities of our broadband network to become the premier provider of in-home entertainment and communications services in the communities we serve. By offering excellent value and variety to our customers through creative product bundles, strategic pricing and packaging of all our products and services, our goal is to increase profitable revenues that will enable us to maximize return on our invested capital.

Building on the foundation established throughout 2005, in 2006, we will strive toward:

•	improving the end-to-end customer experience and increasing customer loyalty;
•	growing sales and retention for all our products and services; and
•	driving operating and capital effectiveness.

The Customer Experience

Providing superior customer service is an essential element of our fundamental business strategy. We strive to continually improve the end-to-end customer experience and increase customer loyalty by effectively managing our customer care contact centers in alignment with technical operations. We are seeking to instill a customer-service-oriented culture throughout the organization and will continue to focus on excellence by pursuing further improvements in customer service, technical operations, sales and marketing.

We are dedicated to fostering strong relationships and making not only financial investments, but the investment of time and effort to strengthen the communities we serve. We have developed programs and initiatives that provide valuable television time to groups and organizations over our cable networks.

Sales and Retention

Providing desirable products and services and investing in profitable marketing programs are major components of our sales strategy. Bundling services, combining two or more services for one discounted price, is fundamental to our marketing strategy. We believe that combining our products into bundled offerings provides value to our customers that distinguishes us from the competition. We believe bundled offerings increase penetration of all our products and services and improves customer retention and perception. Through targeted marketing of bundled services, we will pursue growth in our customer base and improvements in customer satisfaction. Targeted marketing also promotes the appropriate matching of services with customer needs leading to improved retention of existing customers and lower bad debt expense.

Expanding telephone service to additional markets and achieving increased telephone service penetration will be a high priority in 2006 and will be important to revenue growth. We plan to add enhancements to our high-speed Internet service to provide customers the best possible Internet experience. Our digital video platform enables us to provide customers advanced video products and services such as VOD, high-definition television and digital video recorder ("DVR") service. We will also continue to explore additional product and service offerings to complement and enhance our existing offerings and generate profitable revenue growth.

In addition to the focus on our primary residential customer base, we will strive to expand the marketing of our video and high-speed Internet services to the business community and introduce telephone service, which we believe has growth potential.

Operating and Capital Effectiveness

We plan to further capitalize on initiatives launched during 2005 to continue to drive operating and capital effectiveness. Specifically, additional improvements in work force management will enhance the efficient operation of our customer care centers and technical operations functions. We will continue to place the highest priority for capital spending on revenue-generating initiatives such as telephone deployment.

With over 92% of our homes passed having bandwidth of 550 megahertz or higher, we believe our broadband network provides the infrastructure to deliver the products and services today’s consumer desires. See "Item 1. Business - Our Network Technology." In 2005 we invested in programs and initiatives to improve all aspects of operations, and going forward we will seek to capitalize on that solid foundation. We plan to leverage both our broadband network and prior investments in operational efficiencies to generate profitable revenue growth.

Through our targeted marketing strategy, we plan to meet the needs of our current customers and potential customers with desirable, value-based offerings. We will seek to capitalize on the capabilities of our broadband network in order to bring innovative products and services to the marketplace.  Our employees are dedicated to our customer-first philosophy, and we will strive to support their continued professional growth and development, providing the right tools and training necessary to accomplish our goals. We believe our strategy differentiates us from the competition and plan to enhance our ability to continue to grow our broadband operations in the communities we serve.

Organizational Structure

The chart below sets forth our organizational structure and that of our direct and indirect parent companies and subsidiaries. This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership, voting percentages and indebtedness amounts shown below are approximations as of December 31, 2005 giving effect to the issuance and sale of $450 million principal amount of 10.250% CCH II notes in January 2006 and the use of such proceeds to pay down credit facilities and the issuance by Charter of 22.0 million shares on February 6, 2006 and do not give effect to any exercise, conversion or exchange of then outstanding options, preferred stock, convertible notes and other convertible or exchangeable securities.

Public common stock and other equity
Paul G. Allen and his controlled entities
93% common equity interest, 10% voting interest
7% common equity interest, 90% voting interest
Charter Communications, Inc. ("Charter") (issuer of common stock and $863 million accreted value of convertible senior notes) (1)
56% common equity interest and mirror senior securities (3)
44% common equity interest (exchangeable for Charter common stock) (2)(3)
Charter Communications Holding Company, LLC ("Charter Holdco")
$49 million subordinated accreting note (4)
CCHC, LLC ("CCHC")
Charter Communications Holdings, LLC ("Charter Holdings") (co-issuer of $1.2 billion of senior notes and $555 million accreted value of senior discount notes)
Charter Communications Holdings Capital Corp. ("Charter Capital") (co-issuer of $1.2 billion of senior notes and $555 million accreted value of senior discount notes)
CCH I Holdings, LLC ("CIH") (co-issuer of $450 million of senior notes and $2.0 billion accreted value of senior discount notes)
CCH I, LLC ("CCH I") (co-issuer of $3.7 billion accreted value senior secured notes)
CCH II, LLC ("CCH II") (co-issuer of $2.0 billion senior notes)
CCO Holdings, LLC ("CCO Holdings") (co-issuer of $1.3 billion accreted value senior notes)
Charter Communications Operating, LLC ("Charter Operating") (obligor under $6.5 billion credit facilities – $5.3 billion outstanding) (co-issuer of $1.8 billion senior second lien notes)
Charter Operating Subsidiaries (including Renaissance notes issuers) ($115 million accreted value of senior discount notes)
CCO NR Holdings, LLC
100%
CC VII companies
100%
CC VI companies
100% common equity
CC V Holdings, LLC
100% Class B units
CC VIII, LLC ("CC VIII")
70% Preferred Equity in CC VIII, LLC (4)
30% Preferred Equity in CC VIII, LLC (4)

(1)	Charter acts as the sole manager of Charter Holdco and its direct and indirect limited liability company subsidiaries.

(2)
These membership units are held by Charter Investment, Inc. ("CII") and Vulcan Cable III Inc., each of which is 100% owned by Paul G. Allen, Charter’s chairman and controlling shareholder. They are exchangeable at any time on a one-for-one basis for shares of Charter Class A common stock.

(3)
The percentages shown in this table reflect the issuance of the 116.9 million shares of Charter Class A common stock issued in 2005 and February 2006 and the corresponding issuance of an equal number of mirror membership units by Charter Holdco to Charter. However, for accounting purposes, Charter’s common equity interest in Charter Holdco is 48%, and Paul G. Allen’s ownership of Charter Holdco is 52%. These percentages exclude the 116.9 million mirror membership units issued to Charter due to the required return of the issued mirror units upon return of the shares offered pursuant to the share lending agreement.

(4)
Represents preferred membership interests in CC VIII, a subsidiary of CC V Holdings, LLC, and an exchangeable accreting note issued by CCHC related to the settlement of the CC VIII dispute. See "Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen's Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII."

We are an indirect subsidiary of Charter. Charter’s principal assets, for accounting purposes, are an approximate 48% common equity interest and a 100% voting interest in our indirect parent, Charter Holdco. Charter provides management services to Charter Holdco and its subsidiaries, including us. As manager, Charter controls Charter Holdings’ affairs and those of our subsidiaries.

Charter Communications Holding Company, LLC. Charter Holdco, a Delaware limited liability company formed on May 25, 1999, is the direct 100% parent of CCHC. The common membership units of Charter Holdco are owned approximately 55% by Charter, 30% by Vulcan Cable III Inc. and 15% by CII. All of the outstanding common membership units in Charter Holdco held by Vulcan Cable III Inc. and CII are controlled by Mr. Allen and are exchangeable on a one-for-one basis at any time for shares of high vote Class B common stock of Charter, which are in turn convertible into Class A common stock of Charter. Charter controls 100% of the voting power of Charter Holdco and is its sole manager.

CCHC, LLC. CCHC, a Delaware limited liability company formed on October 25, 2005, is the direct 100% parent of Charter Holdings and is the issuer of an exchangeable accreting note. In October 2005, Charter, acting through a Special Committee of Charter’s Board of Directors, and Mr. Allen, settled a dispute that had arisen between the parties with regard to the ownership of CC VIII. As part of that settlement, CCHC issued the CCHC note to CII. The CCHC note has a 15-year maturity. The CCHC note has an initial accreted value of $48 million accreting at 14% compounded quarterly, except that from and after February 28, 2009, CCHC may pay any increase in the accreted value of the CCHC in cash and the accreted value of the CCHC note will not increase to the extent such amount is paid in cash. The CCHC note is exchangeable at CII’s option, at any time, for Charter Holdco Class A Common units at a rate equal to the then accreted value, divided by $2.00. CCHC owns 70% of the preferred membership interests in CC VIII, LLC. See " — Preferred Equity in CC VIII, LLC" below.

Charter Communications Holdings, LLC.  Charter Holdings, a Delaware limited liability company formed on February 9, 1999, is a co-issuer of 13 series of notes that mature from 2007-2012, with an aggregate outstanding principal amount of $1.8 billion. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Outstanding Debt." Charter Holdings owns 100% of Charter Communications Holdings Capital, the co-issuer of these notes. Charter Holdings also directly owns CIH and indirectly the subsidiaries that conduct all of our cable operations.

CCH I Holdings, LLC. CIH, a Delaware limited liability company formed on August 8, 2005, is a co-issuer of six series of notes that mature in 2014 and 2015 with an aggregate outstanding principal amount of $2.5 billion. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Outstanding Debt." CIH owns 100% of CCH I Capital Corp., the co-issuer of these notes. CIH also directly owns CCH I and indirectly the subsidiaries that conduct all of our cable operations.

CCH I, LLC. CCH I, a Delaware limited liability company formed on July 9, 2003, is a co-issuer of $3.5 billion principal amount of notes that mature in 2015. See "Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations - Description of Our Outstanding Debt." CCH I owns 100% of CCH I Capital Corp., the co-issuer of these notes. CCH I also directly owns CCH II and indirectly the subsidiaries that conduct all of our cable operations.

CCH II, LLC. CCH II, a Delaware limited liability company formed on March 20, 2003, is a co-issuer of $1.6 billion principal amount of notes that mature in 2010. CCH II, LLC issued $450 million additional principal amount of these notes in January 2006. See "Item 7. Management’s Discussion and Analysis of Financial
Condition and Results of Operations — Description of Our Outstanding Debt." CCH II owns 100% of CCH II Capital Corp., the co-issuer of these notes. CCH II also directly owns CCO Holdings and indirectly, the subsidiaries that conduct all of our cable operations.

CCO Holdings, LLC. CCO Holdings, a Delaware limited liability company formed on June 12, 2003, is a co-issuer of two series of notes that mature in 2010 and 2013. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Outstanding Debt." CCO Holdings owns 100% of CCO Holdings Capital Corp., the co-issuer of these notes. In October 2005, CCO Holdings and CCO Holdings Capital Corp., as guarantor thereunder, entered into a $600 million bridge loan agreement with various lenders (which was reduced to $435 million as a result of the issuance of the CCH II notes in January 2006). CCO Holdings also directly owns Charter Operating and indirectly the subsidiaries that conduct all of our cable operations.

Charter Operating. Charter Operating owns the subsidiaries that own or operate all of our cable systems, subject to a minority interest held by Mr. Allen as described below. These subsidiaries include the public notes issuer, Renaissance Media Group. Charter Operating is the obligor under a $6.5 billion credit facility. In addition, Charter Operating is a co-issuer of two series of senior second-lien notes that mature in 2012 and 2014. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt." Charter Operating owns 100% of Charter Communications Operating Capital Corp., the co-issuer of these notes.

Preferred Equity in CC VIII, LLC. CII owns 30% of the CC VIII preferred membership interests. CCHC, a direct subsidiary of Charter Holdco and the direct parent of Charter Holdings directly owns the remaining 70% of these preferred interests. The common membership interests in CC VIII are indirectly owned by Charter Operating. See "Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII."

Products and Services

We offer our customers traditional cable video programming (analog and digital) and in some areas advanced broadband services such as high definition television, VOD and interactive television as well as high-speed Internet services. We sell our video programming and high-speed Internet services on a subscription basis, with prices and related charges, that vary primarily based on the types of service selected, whether the services are sold as a "bundle" versus on an "à la carte" basis, and the equipment necessary to receive the services, with some variation in prices depending on geographic location. In addition, we offer telephone service to a portion of our homes passed.

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone approximate as of December 31, 2005 and 2004.

	Approximate as of
	December 31,	December 31,
	2005 (a)	2004 (a)

Cable Video Services:
Analog Video:

Residential (non-bulk) analog video customers (b)	5,616,300	5,739,900
Multi-dwelling (bulk) and commercial unit customers (c)	268,200	251,600
Total analog video customers (b)(c)	5,884,500	5,991,500

Digital Video:
Digital video customers (d)	2,796,600	2,674,700

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,196,400	1,884,400
Residential telephone customers (f)	121,500	45,400

Included in the 107,000 net loss of analog video customers for the year ended December 31, 2005 is approximately 8,200 of net losses related to systems impacted by hurricanes Katrina and Rita. We currently estimate additional analog video customer losses of approximately 10,000 to 15,000 related to hurricanes Katrina and Rita in the first quarter of 2006.

After giving effect to the sale of certain non-strategic cable systems in July 2005, December 31, 2004 analog video customers, digital video customers and high-speed Internet customers would have been 5,964,300, 2,663,200 and 1,883,800, respectively.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). In addition, at December 31, 2005 and 2004, "customers" include approximately 50,500 and 44,700 persons whose accounts were over 60 days past due in payment, approximately 14,300 and 5,200 persons, whose accounts were over 90 days past due in payment and approximately 7,400 and 2,300 of which were over 120 days past due in payment, respectively.

(b)
"Analog video customers" include all customers who receive video services (including those who also purchase high-speed Internet and telephone services) but excludes approximately 272,700 and 228,700 customers at December 31, 2005 and 2004, respectively, who receive high-speed Internet service only or telephone service only and who are only counted as high-speed Internet customers or telephone customers.

(c)
Included within "video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been used consistently. As we increase our effective analog video prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)
"Digital video customers" include all households that have one or more digital set-top terminals. Included in "digital video customers" on December 31, 2005 and 2004 are approximately 8,600 and 10,100 customers, respectively, that receive digital video service directly through satellite transmission.

(e)	"Residential high-speed Internet customers" represent those customers who subscribe to our high-speed Internet service.

(f)	"Residential telephone customers" include all households receiving telephone service.

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

•
Digital Video. We offer digital video service to our customers in several different service combination packages. All of our digital packages include a digital set-top terminal, an interactive electronic programming guide, an expanded menu of pay-per-view channels and the option to also receive digital packages which range from 4 to 30 additional video channels. We also offer our customers certain digital packages with one or more premium channels that give customers access to several different versions of the same premium channel. Some digital tier packages focus on the interests of a particular customer demographic and emphasize, for example, sports, movies, family or ethnic programming. In addition to video programming, digital video service enables customers to receive our advanced services such as VOD and high definition television. Other digital packages bundle digital television with our advanced services, such as high-speed Internet services.

•
Video On Demand and Subscription Video on Demand. We offer VOD service, which allows customers to access hundreds of movies and other programming at any time with digital picture quality. In some systems we also offer subscription VOD ("SVOD") for a monthly fee or included in a digital tier premium channel subscription.

•	High Definition Television. High definition television offers our digital customers video programming at a higher resolution than the standard analog or digital video image.

•	Digital Video Recorder. DVR service enables customers to digitally record programming and to pause and rewind live programming.

High-Speed Internet Services

We offer high-speed Internet services to our residential and commercial customers primarily via cable modems attached to personal computers. We generally offer our high-speed Internet service as Charter High-Speed InternetTM. We also offer traditional dial-up Internet access in a very limited number of our markets.

We ended 2005 with 20% penetration of high-speed Internet homes passed, up from the 18% penetration of high-speed Internet homes passed at year-end 2004. This gave us an annual percentage increase in high-speed Internet customers of 17% and an increase in high-speed Internet revenues of 23% in the year ended December 31, 2005.

Telephone Services

We provide voice communications services using voice over Internet protocol, or "VoIP", to transmit digital voice signals over our systems. At December 31, 2005, telephone service was available to approximately 2.9 million homes passed, and we were marketing to approximately 77% of those homes. We will continue to prepare additional markets for telephone launches in 2006 and expect to have 6 to 8 million homes passed by the end of 2006.

Commercial Services

We offer integrated network solutions to commercial and institutional customers. These solutions include high-speed Internet and video services. In addition, we offer high-speed Internet services to small businesses. We will continue to expand the marketing of our video and high-speed Internet services to the business community and intend to introduce telephone services.

Sale of Advertising

We receive revenues from the sale of local advertising on satellite-delivered networks such as MTV®, CNN® and ESPN®. In any particular market, we generally insert local advertising on up to 48 channels. We also provide cross-channel advertising to some programmers.

From time to time, certain of our vendors, including programmers and equipment vendors, have purchased advertising from us. For the years ending December 31, 2005, 2004 and 2003, we had advertising revenues from programmers of approximately $15 million, $16 million, and $15 million, respectively. These revenues resulted from purchases at market rates pursuant to binding agreements.

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

In accordance with the Federal Communications Commission’s ("FCC") rules, the prices we charge for cable-related equipment, such as set-top terminals and remote control devices, and for installation services are based on actual costs plus a permitted rate of return.

Although our cable service offerings vary across the markets we serve because of various factors including competition and regulatory factors, our services, when offered on a stand-alone basis, are typically offered at monthly price ranges, excluding franchise fees and other taxes, as follows:

Price Range as of
Service	December 31, 2005

Analog video packages	$6.75 - $58.00
Premium channels	$10.00 - $15.00
Pay-per-view events	$2.99 - $179.00
Digital video packages (including high-speed Internet service for higher tiers)	$34.00 - $114.98
High-speed Internet service	$21.95 - $59.99
Video on demand (per selection)	$0.99 - $29.99
High definition television	$3.99 - $9.99
Digital video recorder (DVR)	$6.99 - $14.99

In addition, from time to time we offer free service or reduced-price service during promotional periods in order to attract new customers. There is no assurance that these customers will remain as customers when the period of free service expires.

Our Network Technology

The following table sets forth the technological capacity of our systems as of December 31, 2005 based on a percentage of homes passed:

Less than 550		750	860/870	Two-way
megahertz	550 megahertz	megahertz	megahertz	enabled

8%	5%	40%	47%	87%

Approximately 92% of our homes passed are served by systems that have bandwidth of 550 megahertz or greater. This bandwidth capacity enables us to offer digital television, high-speed Internet services and other advanced services. It also enables us to offer up to 82 analog channels, and even more channels when our bandwidth is used for digital signal transmissions. Our increased bandwidth also permits two-way communication for Internet access, interactive services, and telephone services.

We have reduced the number of headends that serve our customers from 1,138 at January 1, 2001 to 720 at December 31, 2005. Because headends are the control centers of a cable system, where incoming signals are amplified, converted, processed and combined for transmission to the customer, reducing the number of headends reduces related equipment, service personnel and maintenance expenditures. We believe that the headend consolidation, together with our other upgrades, allows us to provide enhanced picture quality and greater system reliability. As of December 31, 2005, approximately 86% of our customers were served by headends serving at least 10,000 customers.

As of December 31, 2005, our cable systems consisted of approximately 222,100 strand miles, including approximately 58,200 strand miles of fiber optic cable, passing approximately 12.5 million households and served approximately 6.2 million customers.

We adopted the hybrid fiber coaxial cable ("HFC") architecture as the standard for our systems upgrades. HFC architecture combines the use of fiber optic cable with coaxial cable. Fiber optic cable is a communication medium that uses glass fibers to transmit signals over long distances with minimum signal loss or distortion. Fiber optic cable has excellent broadband frequency characteristics, noise immunity and physical durability and can carry hundreds of video, data and voice channels over extended distances. Coaxial cable is less expensive but requires a more extensive signal amplification in order to obtain the desired transmission levels for delivering channels. In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes passed served by that node. Our system design enables a maximum of 500 homes passed to be served by a single node. Currently, our average node serves approximately 385 homes passed. Our system design provides for six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services. We believe that this hybrid network design provides high capacity and superior signal quality. The design also provides reserve capacity for the addition of future services.

The primary advantages of HFC architecture over traditional coaxial-only cable networks include:

•	increased bandwidth capacity, for more channels and other services;

•	dedicated bandwidth for two-way services, which avoids reverse signal interference problems that can occur with two-way communication capability; and

•	improved picture quality and service reliability.

We currently maintain a national network operations center to monitor our data networks and to further our strategy of providing high quality service. Centralized monitoring is increasingly important as we increase the number of high-speed Internet customers utilizing two-way high-speed Internet service. Our local dispatch centers focus primarily on monitoring the HFC plant.

Management of Our Systems

Many of the functions associated with our financial and administrative management are centralized, including accounting, cash management, billing, finance and acquisitions, payroll, accounts payable and benefits administration, information system design and support, internal audit, purchasing, customer care, marketing, programming contract administration and Internet service, network and circuits administration. We operate with four divisions. Each division is supported by operational, financial, customer care, marketing and engineering functions.

Customer Care

Our customer care centers are managed centrally by Corporate Vice Presidents of Customer Care. This team oversees and administers the deployment and execution of care strategies and initiatives on a company-wide basis. We have 36 customer service locations, including 14 regional contact centers that serve approximately 97% of our customers. This reflects a substantial consolidation of our customer care facilities. We believe that this consolidation will continue to allow us to improve the consistency of our service delivery and customer satisfaction.

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

We believe that, despite our consolidation, we still need to make improvements in the area of customer care, and that this has, in part, led to a continued loss of customers. Accordingly, we have begun an internal operational improvement initiative aimed at helping us gain new customers and retain existing customers, which is focused on customer care, among other areas. We have increased our efforts to focus management attention on instilling a customer service oriented culture throughout the company and to give those areas of our operations increased priority of resources for staffing levels, training budgets and financial incentives for employee performance in those areas.

In a further effort to better serve our customers, we have also entered into outsource partnership agreements with two outsource providers. We believe the establishment of these relationships expands our ability to achieve our service objectives and increases our ability to support marketing activities by providing additional capacity available to support customer inquiries.

We also utilize our website to enhance customer care by enabling customers to view and pay their bills online, obtain useful information and perform various equipment troubleshooting procedures. We also offer chat and email functionality on-line to our customers.

Sales and Marketing

Our marketing infrastructure is intended to promote interaction, information flow and sharing of best practices between our corporate office and our field offices, which make local decisions as to when and how marketing programs will be implemented. In 2005, our primary strategic direction was focused on eliminating aggressive promotional pricing and implementing targeted marketing programs designed to offer the optimal combination of products to the most appropriate consumers to accelerate the growth of profitable revenues.

In 2005, we increased our targeted marketing efforts and related expenditures, the long-term objective of which is to increase revenues through deeper market penetration of all of our services. Marketing expenditures increased 19% over the year ended December 31, 2004 to $145 million for the year ended December 31, 2005. We will continue to invest in targeted marketing efforts in 2006.

We monitor customer perception, competition, pricing and product preferences, among other factors, to increase our responsiveness to our customers. Our coordinated marketing strategies include door-to-door solicitation, telemarketing, media advertising, e-marketing, direct mail solicitation and retail locations. In 2005, we increased our focus on marketing and selling our services through consumer electronics retailers and other retailers that sell televisions or cable modems.

Programming

General

We believe that offering a wide variety of programming is an important factor that influences a customer’s decision to subscribe to and retain our cable services. We rely on market research, customer demographics and local programming preferences to determine channel offerings in each of our markets. We obtain basic and premium programming from a number of suppliers, usually pursuant to a written contract. Our programming contracts generally continue for a fixed period of time, usually from three to ten years, and are subject to negotiated renewal. Some program suppliers offer financial incentives to support the launch of a channel and/or ongoing marketing support. We also negotiate volume discount pricing structures. Programming costs are usually payable each month based on calculations performed by us and are subject to audits by the programmers.

Costs

Programming is usually made available to us for a license fee, which is generally paid based on the number of customers to whom we make such programming available. Such license fees may include "volume" discounts available for higher numbers of customers, as well as discounts for channel placement or service penetration. Some channels are available without cost to us for a limited period of time, after which we pay for the programming. For home shopping channels, we receive a percentage of the revenue attributable to our customers’ purchases.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of system rebuilds and bandwidth reallocation, both of which increase channel capacity. In particular, sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes provide for optional additional programming to be available on a surcharge basis during the term of the contract.

Over the past several years, we have not been able to increase prices sufficiently to offset increased programming costs and with the impact of competition and other marketplace factors, we will not be able to do so in the foreseeable future. In order to maintain or mitigate reductions of margins despite increasing programming costs, we plan to continue to migrate certain program services from our analog level of service to our digital tiers. As we migrate our programming to our digital tier packages, certain programming that was previously available to all of our customers via an analog signal, may be part of an elective digital tier package. As a result, the customer base upon which we pay programming fees will proportionately decrease, and the overall expense for providing that service would likewise decrease. Reductions in the size of certain programming customer bases may result in the loss of specific volume discount benefits.

As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of December 31, 2005 approximately 15% of our current programming contracts were expired, and approximately another 4% are scheduled to expire by the end of 2006. We plan to seek to renegotiate the terms of our agreements with certain programmers as these agreements come due for renewal. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we may be forced to remove such programming channels from our line-up, which may result in a loss of customers. In addition, our inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins.

Franchises

As of December 31, 2005, our systems operated pursuant to a total of approximately 4,100 franchises, permits and similar authorizations issued by local and state governmental authorities. Each franchise, permit or similar authorization is awarded by a governmental authority and such governmental authority often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. We are entitled to and generally do pass this fee through to the customer.

Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. This process usually takes three years but can take a longer period of time. The Communications Act of 1934, as amended ("the Communications Act"), which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments. Historically we have been able to renew our franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. Our failure to obtain renewals of our franchises, especially those in the major metropolitan areas where we have the most customers, could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants. Approximately 11% of our franchises, covering approximately 13% of our analog video customers were expired at December 31, 2005. Approximately 7% of additional franchises, covering approximately 9% of additional analog video customers will expire on or before December 31, 2006, if not renewed prior to expiration. We expect to renew substantially all of these franchises.

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in at least three states in which we have operations and one of these newly enacted statutes is subject to court challenge. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises and the potential for new entrants to serve only higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether any such impediments should be preempted. At this time, we are not able to determine what impact such proceeding may have on us.

Competition

We face competition in the areas of price, service offerings, and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, as we continue to expand into additional services such as high-speed Internet access and telephone, we face competition from other providers of each type of service. We operate in a very competitive business environment, which can adversely affect our business and operations.

In terms of competition for customers, we view ourselves as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed Internet, telephone and other interactive video services. In the broadband industry, our principal competitor for video services throughout our territory is direct broadcast satellite ("DBS"), our principal competitor for data services is digital subscriber line ("DSL") provided by telephone companies and our principal competitors for telephone services are established telephone companies and other carriers, including VoIP providers. Based on telephone companies’ entry into video service and the upgrade of their networks, they will likely increasingly become an even more significant competitor for both data and video services. We do not consider other cable operators to be significant one-on-one competitors in the market overall, as traditional overbuilds are infrequent and spotty geographically (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level). As of December 31, 2005, we are aware of traditional overbuild situations in service areas covering approximately 6% of our total homes passed and potential overbuilds in areas servicing approximately an additional 4% of our total homes passed.

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

Our key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, and now serves more than 27 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. EchoStar and DirecTV both have entered into joint marketing agreements with major telecommunications companies to offer bundled packages combining phone, data and video services.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single satellite, thereby surpassing the typical analog cable system. In 2005, major DBS competitors offered a greater variety of channel packages, and were especially competitive at the lower end pricing, such as a monthly price of approximately $35 for 60 channels compared to approximately $45 for the closest comparable package in most of our markets. In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation and multiple units. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues and property tax, leads to greater efficiencies and lower costs in the lower tiers of service. We believe that cable-delivered VOD and SVOD service are superior to DBS service because cable headends can store thousands of titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control. We also believe that our higher tier products, particularly our bundled premium packages, are price-competitive with DBS packages and that many consumers prefer our ability to economically bundle video packages with data packages. Further, cable providers have the potential in some areas to provide a more complete "whole house" communications package when combining video, high-speed Internet and telephone services. We believe that this ability to bundle, combined with the introduction of more new products that DBS cannot readily offer (local high definition television and local interactive television) differentiates us from DBS competitors and could enable us to win back some of our former customers who migrated to satellite. However, joint marketing arrangements between DBS providers and telecommunications carriers allow similar bundling of services in certain areas and DBS providers are making investments to offer more high definition programming, including local high definition programming. Competition from DBS service providers may also present greater challenges in areas of lower population density, and we believe that our systems serve a higher concentration of such areas than those of other major cable service providers.

DBS providers have made attempts at widespread deployment of high-speed Internet access services via satellite but those services have been technically constrained and of limited appeal. DBS providers continue to explore options, such as combining satellite communications with terrestrial wireless networks, to provide high-speed Internet and other services. DBS providers have entered into joint marketing arrangements with telecommunications carriers allowing them to offer terrestrial DSL services in many markets.

DSL and other Broadband Services

DSL service allows Internet access to subscribers at data transmission speeds greater than those available over conventional telephone lines. DSL service therefore is competitive with high-speed Internet access over cable systems. Most telephone companies which already have plant, an existing customer base, and other operational functions in place (such as, billing, service personnel, etc.) offer DSL service. DSL actively markets its service and many providers have offered promotional pricing with a one-year service agreement. The FCC has determined that DSL service is an "information service," and based on that classification removed DSL service from many traditional telecommunications regulations. Legislative action and the FCC's decisions and policies in this area are subject to change. We expect DSL to remain a significant competitor to our data services, particularly as we enter the telephone business and telephone companies aggressively bundle DSL with telephone service to discourage customers from switching. In addition, the continuing deployment of fiber by telephone companies into their networks will enable them to provide higher bandwidth Internet service than provided over traditional DSL lines.

DSL and other forms of high-speed Internet access provide competition to our high-speed Internet service. For example, as discussed above, satellite-based delivery options are in development. In addition, local wireless Internet services have recently begun to operate in many markets using available unlicensed radio spectrum. This service option, popularly known as "wi-fi", offers another alternative to cable-based Internet access.

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

We believe that pricing for residential and commercial Internet services on our system is generally comparable to that for similar DSL services and that some residential customers prefer our ability to bundle Internet services with video services. However, DSL providers may currently be in a better position to offer data services to businesses since their networks tend to be more complete in commercial areas. They also have the ability to bundle telephone with Internet services for a higher percentage of their customers, and that ability is appealing to many consumers. Joint marketing arrangements between DSL providers and DBS providers may allow some additional bundling of services. Moreover, major telephone companies, such as AT&T and Verizon, are now deploying fiber deep into their networks that enables them in some areas to offer high bandwidth video services over their networks, in addition to established voice and Internet services.

Telephone Companies and Utilities

The competitive environment has been significantly affected by technological developments and regulatory changes enacted under the 1996 Telecom Act, which amended the Communications Act and which is designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers, who have considerable resources, to provide a wide variety of video services competitive with services offered by cable systems.

Telephone companies already provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential interactive services ventures and businesses. Telephone companies can lawfully enter the cable television business and some telephone companies have been extensively deploying fiber in their networks, which enables them to provide video services, as well as telephone and Internet access service. At least one major telephone company plans to provide Internet protocol video over its upgraded network and contends that its use of this technology should allow it to provide video service without a cable franchise as required under Title VI of the Communications Act. Telephone companies deploying fiber more extensively are already providing video services in some communities. Although telephone companies have obtained franchises or alternative authorizations in some areas and are seeking them in others, they are attempting through various means (including federal and state legislation and through FCC rulemaking) to weaken or streamline the franchising requirements applicable to them. If telephone companies are successful in avoiding or weakening the franchise and other regulatory requirements that are applicable to cable operators like us, their competitive posture would be enhanced. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The large scale entry of major telephone companies as direct competitors in the video marketplace could adversely affect the profitability and valuation of established cable systems.

We provide telephone service over our broadband communications networks in a number of its service areas. We also provide traditional circuit-switched phone service in a few communities. In these areas, we compete directly with established telephone companies and other carriers, including VoIP providers, for voice service customers. As we expand our offerings to include voice services, we will be subject to considerable competition from telephone companies and other telecommunications providers. The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, who have brand name recognition and long-standing relationships with regulatory authorities and customers. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable operators, local exchange carriers and others may result in providers capable of offering cable television, Internet, and telecommunications services in direct competition with us. For example, major local exchange carriers have entered into arrangements with EchoStar and DirecTV in which they will market packages combining phone service, DSL and DBS services.

Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion. Utilities are also developing broadband over power line technology, which will allow the provision of Internet and other broadband services to homes and offices. Utilities have deployed broadband over power line technology in a few limited markets.

Broadcast Television

Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. Traditionally, cable television has provided a higher picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the FCC will provide traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

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

As of December 31, 2005, we are aware of overbuild situations impacting approximately 6% of our total homes passed and potential overbuild situations in areas servicing approximately an additional 4% of our total homes passed. Additional overbuild situations may occur in other systems.

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

Wireless Distribution

Cable systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or "wireless cable," known as MMDS, which uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. MMDS services, however, require unobstructed "line of sight" transmission paths and MMDS ventures have been quite limited to date.

The FCC has completed its auction of Multichannel Video Distribution & Data Service ("MVDDS") licenses. MVDDS is a new terrestrial video and data fixed wireless service that the FCC hopes will spur competition in the cable and DBS industries.

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry. Cable system operations are extensively regulated by the FCC, some state governments and most local governments. A failure to comply with these regulations could subject us to substantial penalties. Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have expressed a particular interest in increasing competition in the communications field generally and in the cable television field specifically. The 1996 Telecom Act, which amended the Communications Act, altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. At the same time, the FCC has pursued spectrum licensing options designed to increase competition to the cable industry by wireless multichannel video programming distributors. We could be materially disadvantaged in the future if we are subject to new regulations that do not equally impact our key competitors.

Congress and the FCC have frequently revisited the subject of communications regulation, and they are likely to do so in the future. For example, under the Communications Act, the FCC can establish rules "necessary to provide diversity of information sources" when cable systems with at least 36 channels are available to 70% of U.S. homes and 70% of those homes subscribe to cable service. The FCC has concluded that cable systems with at least 36 channels are available to 70% of U.S. homes and is now exploring whether the second part of the test has been met. In addition, franchise agreements with local governments must be periodically renewed, and new operating terms may be imposed. Future legislative, regulatory, or judicial changes could adversely affect our operations. We can provide no assurance that the already extensive regulation of our business will not be expanded in the future.

Cable Rate Regulation

The cable industry has operated under a federal rate regulation regime for more than a decade. The regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as "basic service", and associated equipment. All other cable offerings are now universally exempt from rate regulation. Although basic rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. The majority of our local franchising authorities have never been certified to regulate basic cable rates, but they retain the right to do so (and order rate reductions and refunds), except in those specific communities facing "effective competition," as defined under federal law. With increased DBS competition, our systems are increasingly likely to satisfy the effective competition standard. We have already secured FCC recognition of effective competition, and been rate deregulated, in many of our communities.

There have been frequent calls to impose expanded rate regulation on the cable industry. Confronted with rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming. For example, there has been considerable legislative and regulatory interest in requiring cable offers to offer historically bundled programming services on an a la carte basis or to at least offer a separately available child-friendly "Family Tier." Such constraints could adversely affect our operations.

Federal rate regulations generally require cable operators to allow subscribers to purchase premium or pay-per-view services without the necessity of subscribing to any tier of service, other than the basic service tier. The applicability of this rule in certain situations remains unclear, and adverse decisions by the FCC could affect our pricing and packaging of services. As we attempt to respond to a changing marketplace with competitive pricing practices, such as targeted promotions and discounts, we may face additional legal restraints and challenges that impede our ability to compete.

Must Carry/Retransmission Consent

There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal law currently includes "must carry" regulations, which require cable systems to carry certain local broadcast television stations that the cable operator would not select voluntarily. Alternatively, federal law includes "retransmission consent" regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for "retransmission consent," which may be conditioned on significant payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry could increase significantly if cable systems were required to simultaneously carry both the analog and digital signals of each television station (dual carriage), as the broadcast industry transitions from an analog to a digital format.

The burden could also increase significantly if cable systems become required to carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in 2005 confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or

Congress could legislate additional carriage obligations. The President has signed into law legislation establishing February 2009 as the deadline to complete the broadcast transition to digital spectrum and to reclaim analog spectrum. Cable operators may need to take additional operational steps at that time to ensure that customers not otherwise equipped to receive digital programming, retain access to broadcast programming.

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

Access to Programming

The Communications Act and the FCC’s "program access" rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. Given the heightened competition and media consolidation that Charter faces, it is possible that we will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact our business.

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

Internet Service

Over the past several years, proposals have been advanced at the FCC and Congress that would require cable operators offering Internet service to provide non-discriminatory access to its network to competing Internet service providers. In a 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision making it less likely that any non-discriminatory "open access" requirements (which are generally associated with common carrier regulation of "telecommunications services") will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable-provided Internet service as an "information service," rather than a "telecommunications service." This favorable regulatory classification limits the ability of various governmental authorities to impose open access requirements on cable-provided Internet service.

The FCC’s classification also means that it likely will not regulate Internet service as much as cable or telecommunications services. However, the FCC has set a deadline for broadband providers to accommodate law enforcement wiretaps and could impose further regulations in the future. The FCC also issued a non-binding policy statement in 2005 establishing four basic principles that the FCC says will inform its ongoing policymaking activities regarding broadband-related Internet services. Those principles state that consumers are entitled to access the lawful Internet content of their choice, consumers are entitled to run applications and services of their choice, subject to the needs of law enforcement, consumers are entitled to connect their choice of legal devices that do not harm the network, and consumers are entitled to competition among network providers, application and service providers and content providers. It is unclear what, if any, additional regulations the FCC might impose on our Internet service, and what, if any, impact, such regulations might have on our business.

As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections, (which afford copyright owners certain rights against us that could adversely affect our relationship with a customer accused of violating copyright laws), defamation liability, taxation, obscenity, and unsolicited commercial e-mail. State and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership. The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect our business.

Phone Service

The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for us to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities and established requirements ensuring that we could interconnect with other telephone companies to provide a viable service. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, our primary telecommunications competitors and our own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of VoIP, should be regulated only at the federal level, rather than by individual states. A legal challenge to that FCC decision is pending. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensations and universal service obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with traditional 911 emergency service obligations ("E911") and it has extended requirements for accommodating law enforcement wiretaps to such providers. It is unclear how these regulatory matters ultimately will be resolved and how they will affect our potential expansion into phone service.

Pole Attachments

The Communications Act requires most utilities to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation. The Act specifies that significantly higher rates apply if the cable plant is providing telecommunications service, as well as traditional cable service. The FCC has clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that determination was upheld by the United States Supreme Court. It remains possible that the underlying pole attachment formula, or its application to Internet and telecommunications offerings, will be modified in a manner that substantially increases our pole attachment costs.

Cable Equipment

The FCC has undertaken several steps to promote competition in the delivery of cable equipment and compatibility with new digital technology. The FCC has expressly ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from the basic converter functions, which could then be provided by third party vendors. The first phase of implementation has already passed. A prohibition on cable operators leasing digital set-top terminals that integrate security and basic navigation functions is currently scheduled to go into effect as of July 1, 2007. We are among the cable operators challenging that provision in court.

The FCC has adopted rules implementing an agreement between major cable operators and manufacturers of consumer electronics on "plug and play" specifications for one-way digital televisions. The rules require cable operators to provide "CableCard" security modules and support to customer owned digital televisions and similar devices equipped with built-in set-top terminal functionality. Cable operators must support basic home recording rights and copy protection rules for digital programming content. The FCC’s plug and play rules are under appeal, although the appeal has been stayed pending the FCC reconsideration.

The FCC is conducting additional related rulemakings, and the cable and consumer electronics industries are currently negotiating an agreement that would establish additional specifications for two-way digital televisions. Congress is also considering companion "broadcast flag" legislation to provide copy protection for digital broadcast signals. It is unclear how this process will develop and how it will affect our offering of cable equipment and our relationship with our customers.

Other Communications Act Provisions and FCC Regulatory Matters

In addition to the Communications Act provisions and FCC regulations noted above, there are other statutory provisions and FCC regulations affecting our business. The Communications Act, for example, includes cable-specific privacy obligations. The Act carefully limits our ability to collect and disclose personal information.

FCC regulations include a variety of additional areas, including, among other things: (1) equal employment opportunity obligations; (2) customer service standards; (3) technical service standards; (4) mandatory blackouts of certain network, syndicated and sports programming; (5) restrictions on political advertising; (6) restrictions on advertising in children's programming; (7) restrictions on origination cablecasting; (8) restrictions on carriage of lottery programming; (9) sponsorship identification obligations; (10) closed captioning of video programming; (11) licensing of systems and facilities; (12) maintenance of public files; and (13) emergency alert systems.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and we cannot predict at this time how that might impact our business. For example, there have been recent discussions about imposing "indecency" restrictions directly on cable programming.

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

The specific terms and conditions of cable franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, and customer service standards. A number of states subject cable systems to the jurisdiction of centralized state government agencies, such as public utility commissions. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal protections. For example, federal law caps local franchise fees and includes renewal procedures designed to protect incumbent franchisees from arbitrary denials of renewal. Even if a franchise is renewed, however, the local franchising authority may seek to impose new and more onerous requirements as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system, the local franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in at least three states in which we have operations and one of these newly enacted statutes is subject to court challenge. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises and the potential for new entrants to serve only higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether any such impediments should be preempted. At this time, we are not able to determine what impact such proceeding may have on us.

Employees

As of December 31, 2005, we had approximately 16,700 full-time equivalent employees, and our parent companies employed approximately 500 full-time employees to manage our operations. At December 31, 2005, approximately 100 of our employees were represented by collective bargaining agreements. We have never experienced a work stoppage.

The corporate office, which includes employees of Charter and Charter Holdco, is responsible for coordinating and overseeing our operations. The corporate office performs certain financial and administrative functions on a centralized basis such as accounting, taxes, billing, finance and acquisitions, payroll and benefit administration, information system design and support, internal audit, purchasing, customer care, marketing and programming contract administration and oversight and coordination of external auditors and consultants and related professional fees. The corporate office performs these services on a cost reimbursement basis pursuant to a management services agreement. See "Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Intercompany Management Agreements" and "— Mutual Services Agreements."

Item 1A. Risk Factors.

Risks Related to Significant Indebtedness of Us and Charter

We may not generate (or, in general, we may not have available to the applicable obligor) sufficient cash flow or have access to additional external liquidity sources to fund our capital expenditures, ongoing operations and our and our parent companies’ debt obligations.

Our ability to service our and our parent companies’ debt and to fund our planned capital expenditures and ongoing operations will depend on both our ability to generate cash flow and our and our parent companies’ access to additional external liquidity sources, and in general our ability to provide (by dividend or otherwise), such funds to the applicable issuer of the debt obligation. Our ability to generate cash flow is dependent on many factors, including:

•	our future operating performance;

•	the demand for our products and services;

•	general economic conditions and conditions affecting customer and advertiser spending;

•	competition and our ability to stabilize customer losses; and

•	legal and regulatory factors affecting our business.

Some of these factors are beyond our control. If we and our parent companies’ are unable to generate sufficient cash flow and/or access additional external liquidity sources, we and our parent companies’ may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges or fund our and our parent companies’ other liquidity and capital needs. Although our subsidiaries, CCH II and CCH II Capital Corp., recently sold $450 million principal amount of 10.250% senior notes due 2010, we or our parent companies may not be able to access additional sources of external liquidity on similar terms, if at all. We believe that cash flows from operating activities and amounts available under our credit facilities and bridge loan will not be sufficient to fund our operations and satisfy our and our parent companies’ interest payment and principal repayment obligations in 2007 and beyond. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Additionally, franchise valuations performed in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, are based on the projected cash flows derived by selling products and services to new customers in future periods. Declines in future cash flows could result in lower valuations which in turn may result in impairments to the franchise assets in our financial statements.

We may not be able to access funds under our credit facilities or bridge loan if we fail to satisfy the covenant restrictions in the credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities in order to fund operations and to service our and our parent company debt, and we expect such reliance to continue in the future. Our total potential borrowing availability under the Charter Operating credit facilities was approximately $553 million as of December 31, 2005, none of which was limited by financial covenants that may from time to time in the future limit the availability of funds. Although as of January 2, 2006 we had additional borrowing availability of $600 million under the bridge loan (which was reduced to $435 million as a result of the issuance of the CCH II notes), such availability is subject to the satisfaction of certain conditions, including the satisfaction of certain of the conditions to borrowing under the credit facilities.

An event of default under the credit facilities, bridge loan or indentures, if not waived, could result in the acceleration of those debt obligations and, consequently, other debt obligations. Such acceleration could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under the credit facilities, such as the failure to maintain the applicable required financial ratios, would prevent additional borrowing under our credit facilities, which could materially adversely affect our ability to operate our business and to make payments under our and our parent companies’ debt instruments. Likewise, the failure to satisfy the conditions to borrowing under the bridge loan would prevent any borrowing thereunder, which could materially adversely affect our ability to operate our business and to make payments under our debt instruments.

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries. Restrictions in our subsidiaries’ debt instruments limit their ability to provide funds to us.

Our sole assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make distributions to us is subject to their compliance with the terms of their credit facilities, bridge loan and indentures. Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities. Six of our subsidiaries are also obligors under other senior high yield notes and one is the obligor under the bridge loan. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Covenants." Our notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries. As of December 31, 2005, our total debt was approximately $18.5 billion, of which $16.8 billion was structurally senior to the Charter Holdings notes.

In the event of bankruptcy, liquidation or dissolution of one or more of our subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to us as an equity holder or otherwise. In that event:

•
the lenders under Charter Operating’s credit facilities and the holders of our subsidiaries’ other debt instruments will have the right to be paid in full before us from any of our subsidiaries’ assets; and

•
Paul G. Allen, as an indirect holder of preferred membership interests in our subsidiary, CC VIII would have a claim on a portion of its assets that would reduce the amounts available for repayment to holders of our outstanding notes. See "Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter and Its Subsidiaries — Equity Put Rights — CC VIII."

In addition, our outstanding notes are unsecured and therefore will be effectively subordinated in right of payment to all existing and future secured debt we may incur to the extent of the value of the assets securing such debt. See

"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt" for a summary of our outstanding indebtedness and a description of the Charter Operating credit facilities and other indebtedness.

Any failure by Charter to satisfy its substantial debt obligations could have a material adverse effect on us.

Because Charter is our sole manager and our ultimate parent company, its financial or liquidity problems could cause serious disruption to our business and could have a material adverse effect on our operations and results. A failure by Charter to satisfy its debt payment obligations or a bankruptcy filing by Charter would give the lenders under the Charter Operating credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indentures governing our outstanding notes. In addition, if Charter were to default under its debt obligations and that default were to result in a change of control (whether through a bankruptcy, receivership or other reorganization, or otherwise), such a change of control could result in an event of default under the Charter Operating credit facilities and our outstanding notes and require a change of control repurchase offer under our outstanding notes.

Furthermore, the Charter Operating credit facilities provide that an event of default would occur if certain of Charter Operating’s parent companies have indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to its final maturity. Our indebtedness subject to this provision will mature in 2010 and 2011, respectively. Our inability to refinance or repay our indebtedness would result in a default under the Charter Operating credit facilities.

We and our parent companies have a significant amount of existing debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in their debt instruments) incur additional debt in the future. As of December 31, 2005, our total debt was approximately $18.5 billion, our member’s deficit was approximately $4.6 billion and the deficiency of earnings to cover fixed charges for the year ended December 31, 2005 was $830 million. The maturities of these obligations are set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt."

As of December 31, 2005, Charter had outstanding approximately $883 million aggregate principal amount of convertible notes, $20 million of which mature in 2006. Charter and we will need to raise additional capital and/or receive distributions or payments from our subsidiaries in order to satisfy its and our debt obligations beyond 2006. However, because of its and our significant indebtedness, the ability of Charter and us to raise additional capital at reasonable rates or at all is uncertain, and the ability of our subsidiaries to make distributions or payments to their parent companies is subject to availability of funds and restrictions under our and our subsidiaries’ applicable debt instruments as more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt." If we were to engage in a recapitalization or other similar transaction, our noteholders might not receive principal and interest to which they are contractually entitled.

Our and our parent companies’ significant amounts of debt could have other important consequences. For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to payments on our and our parent companies’ debt, which will reduce our funds available for working capital, capital expenditures and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries and the economy at large;

•	place us at a disadvantage as compared to our competitors that have proportionately less debt;

•	make us vulnerable to interest rate increases, because a significant portion of our borrowings are, and will continue to be, at variable rates of interest;

•	expose us to increased interest expense as we refinance all existing lower interest rate instruments;

•	adversely affect our relationship with customers and suppliers;

•	limit our and our parent companies’ ability to borrow additional funds in the future, if we need them, due to applicable financial and restrictive covenants in our and our parent companies’ debt; and

•
make it more difficult for us to satisfy our obligations to the holders of our notes and to the lenders under our credit facilities and the bridge loan as well as our parent companies’ ability to satisfy their obligations to their noteholders.

A default by us under our debt obligations could result in the acceleration of those obligations and the obligations under our and our parent companies’ other notes. We and our parent companies may incur substantial additional debt in the future. If current debt levels increase, the related risks that we now face will intensify.

The agreements and instruments governing our debt and the debt of our subsidiaries contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity.

The Charter Operating credit facilities, the bridge loan and the indentures governing our and our subsidiaries’ debt contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity, and therefore could adversely affect our results of operations. These covenants will restrict, among other things, our and our subsidiaries’ ability to:

•	incur additional debt;

•	repurchase or redeem equity interests and debt;

•	make certain investments or acquisitions;

•	pay dividends or make other distributions;

•	dispose of assets or merge;

•	enter into related party transactions;

•	grant liens and pledge assets.

Furthermore, Charter Operating’s credit facilities require our subsidiaries to, among other things, maintain specified financial ratios, meet specified financial tests and provide audited financial statements, with an unqualified opinion from our independent auditors. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Description of Our Outstanding Debt" for a summary of our outstanding indebtedness and a description of our credit facilities and other indebtedness and for details on our debt covenants and future liquidity. Charter Operating’s ability to comply with these provisions may be affected by events beyond our control.

The breach of any covenants or obligations in our or our parent companies’ indentures, bridge loan or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our and our parent companies’ long-term indebtedness. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources." In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities, the bridge loan, or the indentures governing our or our parent companies’ notes could adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our notes, the bridge loan, and Charter Operating’s credit facilities and other debt of our subsidiaries. See "Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Description of Our Outstanding Debt" for a summary of outstanding indebtedness and a description of credit facilities and other indebtedness.

All of our and our parent companies’ outstanding debt is subject to change of control provisions. We and our parent companies may not have the ability to raise the funds necessary to fulfill our and our parent companies’ obligations under our and our parent companies’ indebtedness following a change of control, which would place us and our parent companies in default under the applicable debt instruments.

We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies’ notes, our bridge loan and our credit facilities following a change of control. Under the indentures governing our and our parent companies’ notes, upon the occurrence of specified change of control events, each such issuer is required to offer to repurchase all of its outstanding notes. However, we and our parent companies may not have sufficient funds at the time of the change of control event to make the required repurchase of the applicable notes and all of the notes issuers are limited in their ability to make distributions or other payments to their respective parent company to fund any required repurchase. In addition, a change of control under our credit facilities and bridge loan would result in a default under those credit facilities and bridge loan. Because such credit facilities, bridge loan and our subsidiaries’ notes are obligations of our subsidiaries, the credit facilities, bridge loan and our subsidiaries’ notes would have to be repaid by our subsidiaries before their assets could be available to us or our parent companies to repurchase Charter Holdings’ and its parent companies’ notes. Any failure to make or complete a change of control offer would place the applicable issuer or borrower in default under its notes. The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their credit facilities and bridge loan would place them in default.

Paul G. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to us or any of our parent companies.

Paul G. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to us or any of our parent companies.

Risks Related to Our Business

We operate in a very competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations. We have lost a significant number of video customers to direct broadcast satellite competition and further loss of video customers could have a material negative impact on our business.

The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including us, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems service a higher concentration of such areas than those of other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that enable them to begin providing video services, as well as telephone and high bandwidth Internet access services, to residential and business customers and they are now offering such service in limited areas. Some of these telephone companies have obtained, and are now seeking, franchises or operating authorizations that are less burdensome than existing Charter franchises.

The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. Further loss of customers to DBS or other alternative video and Internet services could have a material negative impact on the value of our business and its performance.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL and "dial-up". DSL service is competitive with high-speed Internet service over cable systems. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers. Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers, including VoIP providers.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced-price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire additional digital set-top terminals. Customers who subscribe to our services as a result of these offerings may not remain customers for any significant period of time following the end of the promotional period. A failure to retain existing customers and customers added through promotional offerings or to collect the amounts they owe us could have a material adverse effect on our business and financial results.

Mergers, joint ventures and alliances among franchised, wireless or private cable operators, satellite television providers, local exchange carriers and others, may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

We cannot assure you that our cable systems will allow us to compete effectively. Additionally, as we expand our offerings to include other telecommunications services, and to introduce new and enhanced services, we will be subject to competition from other providers of the services we offer. We cannot predict the extent to which competition may affect our business and operations in the future. See "Item 1. Business — Competition."

We have a history of net losses and expect to continue to experience net losses. Consequently, we may not have the ability to finance future operations.

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high-level of debt, the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties, and the amortization and impairment of our franchise intangibles. We expect that these expenses (other than amortization and impairment of franchises) will remain significant, and we expect to continue to report net losses for the foreseeable future. We reported losses before cumulative effect of accounting change of $770 million for 2003, $3.6 billion for 2004 and $806 million for 2005. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to pass our increasing programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of December 31, 2005, approximately 15% of our current programming contracts were expired, and approximately another 4% were scheduled to expire at or before the end of 2006. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Our programming costs increased by approximately 7% in 2005 and we expect our programming costs in 2006 to increase at a higher rate than in 2005. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

If our required capital expenditures exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the year ended December 31, 2005, we spent approximately $1.1 billion on capital expenditures. During 2006, we expect capital expenditures to be approximately $1.0 billion to $1.1 billion. The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers and in the delivery of other advanced services, as well as the cost of introducing any new services. We may need additional capital if there is accelerated growth in high-speed Internet customers, telephone customers or in the delivery of other advanced services. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings or other sources, our growth, financial condition and results of operations could suffer materially.

Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.

Our business is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with unanticipated technological developments, or that we will successfully anticipate the demand of our customers for products and services requiring new technology. Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.

We may not be able to carry out our strategy to improve operating results by standardizing and streamlining operations and procedures.

In prior years, we experienced rapid growth through acquisitions of a number of cable operators and the rapid rebuild and rollout of advanced services. Our future success will depend in part on our ability to standardize and streamline our operations. The failure to implement a consistent corporate culture and management, operating or financial systems or procedures necessary to standardize and streamline our operations and effectively operate our enterprise could have a material adverse effect on our business, results of operations and financial condition.

Malicious and abusive Internet practices could impair our high-speed Internet services

Our high-speed Internet customers utilize our network to access the Internet and, as a consequence, we or they may become victim to common malicious and abusive Internet activities, such as unsolicited mass advertising (i.e., "spam") and dissemination of viruses, worms and other destructive or disruptive software. These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers and damage to our or our customers’ equipment and data. Significant incidents could lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to us to service our customers and protect our network. Any significant loss of high-speed Internet customers or revenue or significant increase in costs of serving those customers could adversely affect our growth, financial condition and results of operations.

Risks Related to Mr. Allen’s Controlling Position

The failure by Mr. Allen to maintain a minimum voting and economic interest in us could trigger a change of control default under our subsidiary’s credit facilities.

The Charter Operating credit facilities provide that the failure by Mr. Allen to maintain a 35% direct or indirect voting interest in the applicable borrower would result in a change of control default. Such a default could result in the acceleration of repayment of our indebtedness, including borrowings under the Charter Operating credit facilities.

Mr. Allen controls us and may have interests that conflict with your interests.

Mr. Allen has the ability to control us. Through his control as of December 31, 2005 of approximately 90% of the voting power of the capital stock of our manager, Charter, Mr. Allen is entitled to elect all but one of Charter’s board members and effectively has the voting power to elect the remaining board member as well. Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of Charter’s directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

Mr. Allen is not restricted from investing in, and has invested in, and engaged in, other businesses involving or related to the operation of cable television systems, video programming, high-speed Internet service, telephone or business and financial transactions conducted through broadband interactivity and Internet services. Mr. Allen may also engage in other businesses that compete or may in the future compete with us.

Mr. Allen’s control over our management and affairs could create conflicts of interest if he is faced with decisions that could have different implications for him, us and the holders of our notes. Further, Mr. Allen could effectively cause us to enter into contracts with another entity in which he owns an interest or to decline a transaction into which he (or another entity in which he owns an interest) ultimately enters.

Current and future agreements between us and either Mr. Allen or his affiliates may not be the result of arm’s-length negotiations. Consequently, such agreements may be less favorable to us than agreements that we could otherwise have entered into with unaffiliated third parties. See "Item 13. Certain Relationships and Related Transactions."

We are not permitted to engage in any business activity other than the cable transmission of video, audio and data unless Mr. Allen authorizes us to pursue that particular business activity, which could adversely affect our ability to offer new products and services outside of the cable transmission business and to enter into new businesses, and could adversely affect our growth, financial condition and results of operations.

Charter’s certificate of incorporation and Charter Holdco’s limited liability company agreement provide that Charter and Charter Holdco and their subsidiaries, including us and our subsidiaries, cannot engage in any business activity outside the cable transmission business except for specified businesses. This will be the case unless Mr. Allen consents to our engaging in the business activity. The cable transmission business means the business of transmitting video, audio (including telephone services), and data over cable television systems owned, operated or managed by us from time to time. These provisions may limit our ability to take advantage of attractive business opportunities.

The loss of Mr. Allen’s services could adversely affect our ability to manage our business.

Mr. Allen is Chairman of Charter’s board of directors and provides strategic guidance and other services to Charter. If Charter were to lose his services, our growth, financial condition and results of operations could be adversely impacted.

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators’ administrative and operational expenses and limited their revenues. Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;

•	rules and regulations relating to subscriber privacy;

•	limited rate regulation;

•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;

•	rules for franchise renewals and transfers; and

•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state and local regulation of some of our cable systems, which may compound the regulatory risks we already face. Certain states and localities are considering new telecommunications taxes that could increase operating expenses.

Our cable systems are operated under franchises that are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect our business.

Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. Approximately 11% of our franchises, covering approximately 13% of our analog video customers, were expired as of December 31, 2005. Approximately 7% of additional franchises, covering approximately an additional 9% of our analog video customers, will expire on or before December 31, 2006, if not renewed prior to expiration.

We cannot assure you that we will be able to comply with all significant provisions of our franchise agreements and certain of our franchisors have from time to time alleged that we have not complied with these agreements. Additionally, although historically we have renewed our franchises without incurring significant costs, we cannot assure you that we will be able to renew, or to renew as favorably, our franchises in the future. A termination of or a sustained failure to renew a franchise in one or more key markets could adversely affect our business in the affected geographic area.

Our cable systems are operated under franchises that are non-exclusive. Accordingly, local franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.

Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. Consequently, local franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In addition, certain telephone companies are seeking authority to operate in local communities without first obtaining a local franchise. As a result, competing operators may build systems in areas in which we hold franchises. In some cases municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority.

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in at least three states in which we have operations and one of these newly enacted statutes is subject to court challenge. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. At this time, we are not able to determine what impact such proceeding may have on us.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition and results of operations by creating or increasing competition. As of December 31, 2005, we are aware of overbuild situations impacting approximately 6% of our estimated homes passed, and potential overbuild situations in areas servicing approximately an additional 4% of our estimated homes passed. Additional overbuild situations may occur in other systems.

Local franchise authorities have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

In addition to the franchise agreement, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. This additional regulation increases the cost of operating our business. We cannot assure you that the local franchising authorities will not impose new and more restrictive requirements. Local franchising authorities also have the power to reduce rates and order refunds on the rates charged for basic services.

Further regulation of the cable industry could cause us to delay or cancel service or programming enhancements or impair our ability to raise rates to cover our increasing costs, resulting in increased losses.

Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities. However, the FCC and the U.S. Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or the U.S. Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede our ability to raise our rates. If we are unable to raise our rates in response to increasing costs, our losses would increase.

There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an á la carte basis or to at least offer a separately available child-friendly "Family Tier." It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect our operations.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to poles. Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. The FCC clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the Supreme Court of the United States. Despite the existing regulatory regime, utility pole owners in many areas are attempting to raise pole attachment fees and impose additional costs on cable operators and others. In addition, the favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies if the operator provides telecommunications services, as well as cable service, over cable wires attached to utility poles. Any significant increased costs could have a material adverse impact on our profitability and discourage system upgrades and the introduction of new products and services.

We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it much less likely that any nondiscriminatory "open access" requirements (which are generally associated with common carrier regulation of "telecommunications services") will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an "information service," rather than a "telecommunications service." This favorable regulatory classification limits the ability of various governmental authorities to impose open access requirements on cable-provided Internet service. Given how recently Brand X was decided, however, the nature of any legislative or regulatory response remains uncertain. The imposition of open access requirements could materially affect our business.

If we were required to allocate a portion of our bandwidth capacity to other Internet service providers, we believe that it would impair our ability to use our bandwidth in ways that would generate maximum revenues.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

In 2002, we began to offer voice communications services on a limited basis over our broadband network. We continue to explore development and deployment of Voice over Internet Protocol or VoIP services. The regulatory requirements applicable to VoIP service are unclear although the FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal, state and local licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Furthermore, telecommunications companies generally are subject to significant regulation, including payments to the Federal Universal Service Fund and the intercarrier compensation regime. In addition, pole attachment rates are higher for providers of telecommunications services than for providers of cable service. If there were to be a final legal determination by the FCC, a state Public Utility Commission, or appropriate court that VoIP services are subject to these higher rates, our pole attachment costs could increase significantly, which could adversely affect our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

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

Historically, our subsidiaries have owned the real property and buildings for our data centers, customer contact centers and our divisional administrative offices. Since early 2003 we have reduced our total real estate portfolio square footage by approximately 17% and have decreased our operating annual lease costs by approximately 30%. In addition, Charter has sold $15 million worth of surplus land and buildings. We plan to continue to reduce costs and excess capacity in this area through consolidation of sites within our system footprints. Our subsidiaries generally have leased space for business offices throughout our operating divisions. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. Charter Holdco owns the real property and building for our principal executive offices.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce. See "Item 1. Business - Our Network Technology." We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings.

We are a party to lawsuits and claims that have arisen in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our sole security holder during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(A)	Market Information

Our membership interests are not publicly traded.

(B)	Holders

All of the membership interests of Charter Holdings are owned by CCHC. All of the outstanding capital stock of Charter Capital is owned by Charter Holdings.

(C)	Dividends

None.

(D) Recent Sales of Unregistered Securities

During 2005, there were no unregistered sales of securities of Charter Holdings or Charter Capital other than those previously reported on a Form 10-Q or Form 8-K.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions, except share data):

	Charter Communications Holdings, LLC
	Year Ended December 31,
	2005	2004	2003 (a)	2002 (a)	2001 (a)(b)

Statement of Operations Data:
Revenues	$5,254	$4,977	$4,819	$4,566	$3,807

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,293	2,080	1,952	1,807	1,486
Selling, general and administrative	1,034	971	940	963	826
Depreciation and amortization	1,499	1,495	1,453	1,436	2,683
Impairment of franchises	--	2,433	--	4,638	--
Asset impairment charges	39	--	--	--	--
(Gain) loss on sale of assets, net	6	(86)	5	3	10
Option compensation expense (income), net	14	31	4	5	(5)
Hurricane asset retirement loss	19	--	--	--	--
Special charges, net	7	104	21	36	18
Unfavorable contracts and other settlements	--	(5)	(72)	--	--

	4,911	7,023	4,303	8,888	5,018

Income (loss) from operations	343	(2,046)	516	(4,322)	(1,211)
Interest expense, net	(1,739)	(1,618)	(1,486)	(1,425)	(1,247)
Gain (loss) on derivative instruments and hedging activities, net	50	69	65	(115)	(50)
Gain (loss) on extinguishment of debt	494	(21)	187	--	--
Other, net	22	2	(10)	3	(52)

Loss before minority interest, income taxes and
cumulative effect of accounting change	(830)	(3,614)	(728)	(5,859)	(2,560)
Minority interest (c)	33	20	(29)	(16)	(16)

Loss before income taxes and cumulative effect of accounting change	(797)	(3,594)	(757)	(5,875)	(2,576)
Income tax benefit (expense)	(9)	35	(13)	216	27

Loss before cumulative effect of accounting change	(806)	(3,559)	(770)	(5,659)	(2,549)
Cumulative effect of accounting change, net of tax	--	(840)	--	(540)	(24)

Net loss	$(806)	$(4,399)	$(770)	$(6,199)	$(2,573)

Balance Sheet Data (end of period):
Total assets	$16,192	$17,084	$21,148	$22,156	$26,220
Long-term debt	18,525	18,474	17,873	17,288	14,960
Minority interest (c)	622	656	719	693	680
Member’s equity (deficit)	(4,562)	(3,713)	639	1,906	8,122

(a)	Certain prior year amounts have been reclassified to conform with the 2005 and 2004 presentation.

(b)
In 2002, we restated our consolidated financial statements for 2001 and prior years. The restatements were primarily related to the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments reduced revenue for the year ended December 31, 2001 by $146 million. Our consolidated net loss decreased by $21 million for the year ended December 31, 2001.

(c)
Minority interest represents preferred membership interests in CC VIII. Paul G. Allen indirectly holds the preferred membership units in CC VIII. There was an issue regarding the ultimate ownership of the CC VIII membership interest and this dispute was settled October 31, 2005. See "Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter and Its Subsidiaries — Equity Put Rights — CC VIII."

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us. See Note 4 to our accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to "Item 1A. Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements," which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of Charter Holdings and subsidiaries as of and for the years ended December 31, 2005, 2004 and 2003.

Introduction

We and our parent companies continue to pursue opportunities to improve our and our parent companies’ liquidity. Our and our parent companies’ efforts in this regard have resulted in the completion of a number of financing transactions in 2005 and 2006, as follows:

•	the January 2006 sale by our subsidiaries, CCH II and CCH II Capital Corp., of an additional $450 million principal amount of their 10.250% senior notes due 2010;
•	the October 2005 entry by our subsidiaries, CCO Holdings and CCO Holdings Capital Corp., as guarantor thereunder, into a $600 million senior bridge loan agreement with various lenders (which was reduced to $435 million as a result of the issuance of the CCH II notes);
•	the September 2005 exchange by Charter Holdings, CCH I and CIH of approximately $6.8 billion in total principal amount of outstanding debt securities of Charter Holdings in a private placement for new debt securities;
•	the August 2005 sale by our subsidiaries, CCO Holdings and CCO Holdings Capital Corp., of $300 million of 8 3/4% senior notes due 2013;
•	the March and June 2005 issuance of $333 million of Charter Operating notes in exchange for $346 million of Charter Holdings notes;
•	the repurchase during 2005 of $136 million of Charter’s 4.75% convertible senior notes due 2006 leaving $20 million in principal amount outstanding; and
•	the March 2005 redemption of all of CC V Holdings, LLC’s outstanding 11.875% senior discount notes due 2008 at a total cost of $122 million.

During the years 1999 through 2001, we grew significantly, principally through acquisitions of other cable businesses financed by debt and, to a lesser extent, equity. We have no current plans to pursue any significant acquisitions. However, we may pursue exchanges of non-strategic assets or divestitures, such as the sale of cable systems to Atlantic Broadband Finance, LLC. We therefore do not believe that our historical growth rates are accurate indicators of future growth.

The industry's and our most significant operational challenges include competition from DBS providers and DSL service providers. See "Item 1. Business — Competition.'' We believe that competition from DBS has resulted in net analog video customer losses and decreased growth rates for digital video customers. Competition from DSL providers combined with limited opportunities to expand our customer base now that approximately 33% of our analog video customers subscribe to our high-speed Internet services has resulted in decreased growth rates for high-speed Internet customers. In the recent past, we have grown revenues by offsetting video customer losses with price increases and sales of incremental advanced services such as high-speed Internet, video on demand, digital video recorders and high definition television. We expect to continue to grow revenues through price increases and through continued growth in high-speed Internet and incremental new services including telephone, high definition television, VOD and DVR service.

Historically, our ability to fund operations and investing activities has depended on our continued access to credit under our credit facilities. We expect we will continue to borrow under our credit facilities from time to time to fund cash needs. The occurrence of an event of default under our credit facilities could result in borrowings from these facilities being unavailable to us and could, in the event of a payment default or acceleration, trigger events of default under our outstanding notes and would have a material adverse effect on us. Approximately $30 million of indebtedness under our credit facilities is scheduled to mature during 2006. We expect to fund payment of such indebtedness through borrowings under our revolving credit facilities.

Overview of Operations

Approximately 86% of our revenues for each of the years ended December 31, 2005 and 2004, respectively, are attributable to monthly subscription fees charged to customers for our video, high-speed Internet, telephone and commercial services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time. The remaining 14% of revenue is derived primarily from advertising revenues, franchise fee revenues, which are collected by us but then paid to local franchising authorities, pay-per-view and VOD programming where users are charged a fee for individual programs viewed, installation or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services. We have increased revenues during the past three years, primarily through the sale of digital video and high-speed Internet services to new and existing customers and price increases on video services offset in part by dispositions of systems. Going forward, our goal is to increase revenues by offsetting video customer losses with price increases and sales of incremental advanced services such as telephone, high-speed Internet, video on demand, digital video recorders and high definition television. See "Item 1. Business — Sales and Marketing" for more details.

Our success in our efforts to grow revenues and improve margins will be impacted by our ability to compete against companies with easier access to financing, greater personnel resources, greater brand name recognition, long-established relationships with regulatory authorities and customers, and, often fewer regulatory burdens. Additionally, controlling our cost of operations is critical, particularly cable programming costs, which have historically increased at rates in excess of inflation and are expected to continue to increase. See "Item 1. Business — Programming" for more details. We are attempting to control our costs of operations by maintaining strict controls on expenses. More specifically, we are focused on managing our cost structure by managing our workforce to control cost increases and improve productivity, and leveraging our size in purchasing activities.

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense and interest expense. Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, advertising sales costs, franchise fees and expenses related to customer billings. Our loss from operations decreased from $2.0 billion for year ended December 31, 2004 to income of $343 million for the year ended December 31, 2005. We had a positive operating margin (defined as income (loss) from operations divided by revenues) of 7% and a negative operating margin of 41% for the years ended December 31, 2005 and 2004, respectively. The improvement from a loss from operations and negative operating margin to income from operations and positive operating margin for the year end December 31, 2005 is principally due to the impairment of franchises of $2.4 billion recorded in the third quarter of 2004 which did not recur in 2005. For the year ended December 31, 2003, income from operations was $516 million and for the year ended December 31, 2004, our loss from operations was $2.0 billion. We had a negative operating margin of 41% for the year ended December 31, 2004, whereas for the year ending December 31, 2003, we had positive operating margin of 11%. The decline in income from operations and operating margin for the year end December 31, 2004 is principally due to the impairment of franchises of $2.4 billion recorded in the third quarter of 2004. The year ended December 31, 2004 also includes a gain on the sale of certain cable systems to Atlantic Broadband Finance, LLC which is substantially offset by an increase in option compensation expense and special charges when compared to the year ended December 31, 2003. Although we do not expect charges for impairment in the future of comparable magnitude, potential charges could occur due to changes in market conditions.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt, the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties, and the amortization and impairment of our franchise intangibles.

We expect that these expenses (other than impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future.

Critical Accounting Policies and Estimates

Certain of our accounting policies require our management to make difficult, subjective or complex judgments. Management has discussed these policies with the Audit Committee of Charter’s board of directors and the Audit Committee has reviewed the following disclosure. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows:

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

Capitalization of labor and overhead costs. The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2005 and 2004, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $5.8 billion (representing 36% of total assets) and $6.1 billion (representing 36% of total assets), respectively. Total capital expenditures for the years ended December 31, 2005, 2004 and 2003 were approximately $1.1 billion, $893 million and $804 million, respectively.

Costs associated with network construction, initial customer installations (including initial installations of new or advanced services), installation refurbishments and the addition of network equipment necessary to provide new or advanced services are capitalized. While our capitalization is based on specific activities, once capitalized, we track these costs by fixed asset category at the cable system level and not on a specific asset basis. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs ("overhead"). These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor and overhead using standards developed from actual costs and applicable operational data. We calculate standards for items such as the labor rates, overhead rates and the actual amount of time required to perform a capitalizable activity. For example, the standard amounts of time required to perform capitalizable activities are based on studies of the time required to perform such activities. Overhead rates are established based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs that is directly attributable to capitalizable activities. The impact of changes that resulted from these studies were not significant in the periods presented.

Labor costs directly associated with capital projects are capitalized. We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and customer installation activities. Capitalizable activities performed in connection with customer installations include such activities as:

•	Dispatching a "truck roll" to the customer’s dwelling for service connection;
•
Verification of serviceability to the customer’s dwelling (i.e., determining whether the customer’s dwelling is capable of receiving service by our cable network and/or receiving advanced or Internet services);

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

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future. We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies. We capitalized internal direct labor and overhead of $190 million, $164 million and $174 million, respectively, for the years ended December 31, 2005, 2004 and 2003. Capitalized internal direct labor and overhead costs have increased in 2005 as a result of the use of more internal labor for capitalizable installations rather than third party contractors.

Useful lives of property, plant and equipment. We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, based on annual analyses of such useful lives, and revise such lives to the extent warranted by changing facts and circumstances. Any changes in estimated useful lives as a result of these analyses, which were not significant in the periods presented, will be reflected prospectively beginning in the period in which the study is completed. The effect of a one-year decrease in the weighted average remaining useful life of our property, plant and equipment would be an increase in depreciation expense for the year ended December 31, 2005 of approximately $232 million. The effect of a one-year increase in the weighted average useful life of our property, plant and equipment would be a decrease in depreciation expense for the year ended December 31, 2005 of approximately $172 million.

Depreciation expense related to property, plant and equipment totaled $1.5 billion, $1.5 billion and $1.5 billion, representing approximately 31%, 21% and 34% of costs and expenses, for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation is recorded using the straight-line composite method over management’s estimate of the estimated useful lives of the related assets as listed below:

Cable distribution systems………………………………	7-20 years
Customer equipment and installations…………………..	3-5 years
Vehicles and equipment…………………………………	1-5 years
Buildings and leasehold improvements…………………	5-15 years
Furniture, fixtures and equipment….……………………	5 years

Impairment of property, plant and equipment, franchises and goodwill. As discussed above, the net carrying value of our property, plant and equipment is significant. We also have recorded a significant amount of cost related to franchises, pursuant to which we are granted the right to operate our cable distribution network throughout our service areas. The net carrying value of franchises as of December 31, 2005 and 2004 was approximately $9.8 billion (representing 61% of total assets) and $9.9 billion (representing 58% of total assets), respectively. Furthermore, our noncurrent assets include approximately $52 million of goodwill.

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 requires that franchise intangible assets that meet specified indefinite-life criteria no longer be amortized against earnings, but instead must be tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances. In determining whether our franchises have an indefinite-life, we considered the exclusivity of the franchise, the expected costs of franchise renewals, and the technological state of the associated cable systems with a view to whether or not we are in compliance with any technology upgrading requirements. We have concluded that as of December 31, 2005, 2004 and 2003 more than 99% of our franchises qualify for indefinite-life treatment under SFAS No. 142, and that less than one percent of our franchises do not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. Costs of finite-lived franchises, along with costs associated with franchise renewals, are amortized on a straight-line basis over 10 years, which represents management’s best estimate of the average remaining useful lives of such franchises. Franchise amortization expense was $4 million, $4 million and $9 million for the years ended December 31, 2005, 2004 and

2003, respectively. We expect that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors. Our goodwill is also deemed to have an indefinite life under SFAS No. 142.

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, requires that we evaluate the recoverability of our property, plant and equipment and franchise assets which did not qualify for indefinite-life treatment under SFAS No. 142 upon the occurrence of events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as the impairment of our indefinite-life franchises under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results. Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset. No impairments of long-lived assets to be held and used were recorded in the years ended December 31, 2005, 2004 or 2003, however, approximately $39 million of impairment on assets held for sale was recorded for the year ended December 31, 2005. We were also required to evaluate the recoverability of our indefinite-life franchises, as well as goodwill, as of January 1, 2002 upon adoption of SFAS No. 142, and on an annual basis or more frequently as deemed necessary.

Under both SFAS No. 144 and SFAS No. 142, if an asset is determined to be impaired, it is required to be written down to its estimated fair market value. We determine fair market value based on estimated discounted future cash flows, using reasonable and appropriate assumptions that are consistent with internal forecasts. Our assumptions include these and other factors: penetration rates for analog and digital video, high-speed Internet and telephone, revenue growth rates, expected operating margins and capital expenditures. Considerable management judgment is necessary to estimate future cash flows, and such estimates include inherent uncertainties, including those relating to the timing and amount of future cash flows and the discount rate used in the calculation.

Based on the guidance prescribed in Emerging Issues Task Force ("EITF") Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of our cable systems into groups by which such systems are managed. Management believes such groupings represent the highest and best use of those assets.

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

In September 2004, EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, was issued, which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. We performed an impairment assessment as of September 30, 2004, and adopted Topic D-108 in that assessment resulting in a total franchise impairment of approximately $3.3 billion. We recorded a cumulative effect of accounting change of $840 million (approximately $875 million before tax effects of $16 million and minority interest effects of $19 million) for the year ended December 31, 2004 representing the portion of our total franchise impairment attributable to no longer including goodwill with franchise assets. The remaining $2.4 billion of the total franchise impairment was attributable to the use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation and was recorded as impairment of franchises in our consolidated statements of operations for the year ended December 31, 2004. Sustained analog video customer losses by us and our industry peers in the third quarter of 2004 primarily as a result of increased competition from DBS providers and decreased growth rates in our and our industry peers’ high-speed Internet customers in the third quarter of 2004, in part as a result of increased competition from DSL providers, led us to lower our projected growth rates and accordingly revise our estimates of future cash flows from those used at October 1, 2003. See "Item 1. Business — Competition."

The valuations completed at October 1, 2003 and October 1, 2005 showed franchise values in excess of book value and thus resulted in no impairment.

The valuations used in our impairment assessments involve numerous assumptions as noted above. While economic conditions, applicable at the time of the valuation, indicate the combination of assumptions utilized in the valuations are reasonable, as market conditions change so will the assumptions with a resulting impact on the valuation and consequently the potential impairment charge.

Sensitivity Analysis. The effect on franchise values as of October 1, 2005 of the indicated increase/decrease in the selected assumptions is shown below:

Assumption	Percentage/ Percentage Point Change	Franchise Value Increase/(Decrease)
(Dollars in millions)

Annual Operating Cash Flow(1)	+/- 5%	$1,200/$(1,200)
Long-Term Growth Rate (2)	+/- 1pts (3)	1,700/(1,300)
Discount Rate	+/- 0.5 pts (3)	(1,300)/1,500

(1)	Operating Cash Flow is defined as revenues less operating expenses and selling general and administrative expenses.
(2)	Long-Term Growth Rate is the rate of cash flow growth beyond year ten.
(3)	A percentage point change of one point equates to 100 basis points.

Income Taxes.  All operations are held through Charter Holdco and its direct and indirect subsidiaries, including us.  Charter Holdco and the majority of its subsidiaries are not subject to income tax.  However, certain of these subsidiaries are corporations and are subject to income tax.  All of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, CII and Vulcan Cable III Inc.  Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to it in accordance with the Charter Holdco limited liability company agreement ("LLC Agreement") and partnership tax rules and regulations.

The LLC Agreement provides for certain special allocations of net tax profits and net tax losses (such net tax profits and net tax losses being determined under the applicable federal income tax rules for determining capital accounts).  Under the LLC Agreement, through the end of 2003, net tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common units were allocated instead to membership units held by Vulcan Cable III Inc. and CII (the "Special Loss Allocations") to the extent of their respective capital account balances.  After 2003, under the LLC Agreement, net tax losses of Charter Holdco are allocated to Charter, Vulcan Cable III Inc. and CII based generally on their respective percentage ownership of outstanding common units to the extent of their respective capital account balances.  Allocations of net tax losses in excess of the members’ aggregate capital account balances are allocated under the rules governing Regulatory Allocations, as described below.  Subject to the Curative Allocation Provisions described below, the LLC Agreement further provides that, beginning at the time Charter Holdco generates net tax profits, the net tax profits that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common membership units will instead generally be allocated to Vulcan Cable III Inc. and CII (the "Special Profit Allocations").  The Special Profit Allocations to Vulcan Cable III Inc. and CII will generally continue until the cumulative amount of the Special Profit Allocations offsets the cumulative amount of the Special Loss Allocations.  The amount and timing of the Special Profit Allocations are subject to the potential application of, and interaction with, the Curative Allocation Provisions described in the following paragraph.  The LLC Agreement generally provides that any additional net tax profits are to be allocated among the members of Charter Holdco based generally on their respective percentage ownership of Charter Holdco common membership units.

Because the respective capital account balance of each of Vulcan Cable III Inc. and CII was reduced to zero by December 31, 2002, certain net tax losses of Charter Holdco that were to be allocated for 2002, 2003, 2004 and 2005, to Vulcan Cable III Inc. and CII instead have been allocated to Charter (the "Regulatory Allocations").  As a result of the allocation of net tax losses to Charter in 2005, Charter’s capital account balance was reduced to zero during 2005.  The LLC Agreement provides that once the capital account balances of all members have been reduced to zero, net tax losses are to be allocated to Charter, Vulcan Cable III Inc. and CII based generally on their respective percentage ownership of outstanding common units.  Such allocations are also considered to be Regulatory Allocations.  The LLC Agreement further provides that, to the extent possible, the effect of the Regulatory Allocations is to be offset over time pursuant to certain curative allocation provisions (the "Curative Allocation Provisions") so that, after certain offsetting adjustments are made, each member's capital account balance is equal to the capital account balance such member would have had if the Regulatory Allocations had not been part of the LLC Agreement.  The cumulative amount of the actual tax losses allocated to Charter as a result of the Regulatory Allocations through the year ended December 31, 2005 is approximately $4.1 billion.

As a result of the Special Loss Allocations and the Regulatory Allocations referred to above (and their interaction with the allocations related to assets contributed to Charter Holdco with differences between book and tax basis), the cumulative amount of losses of Charter Holdco allocated to Vulcan Cable III Inc. and CII is in excess of the amount that would have been allocated to such entities if the losses of Charter Holdco had been allocated among its members in proportion to their respective percentage ownership of Charter Holdco common membership units.  The cumulative amount of such excess losses was approximately $977 million through December 31, 2005.

In certain situations, the Special Loss Allocations, Special Profit Allocations, Regulatory Allocations and Curative Allocation Provisions described above could result in Charter paying taxes in an amount that is more or less than if Charter Holdco had allocated net tax profits and net tax losses among its members based generally on the number of common membership units owned by such members.  This could occur due to differences in (i) the character of the allocated income (e.g., ordinary versus capital), (ii) the allocated amount and timing of tax depreciation and tax amortization expense due to the application of section 704(c) under the Internal Revenue Code, (iii) the potential interaction between the Special Profit Allocations and the Curative Allocation Provisions, (iv) the amount and timing of alternative minimum taxes paid by Charter, if any, (v) the apportionment of the allocated income or loss among the states in which Charter Holdco does business, and (vi) future federal and state tax laws.  Further, in the event of new capital contributions to Charter Holdco, it is possible that the tax effects of the Special Profit Allocations, Special Loss Allocations, Regulatory Allocations and Curative Allocation Provisions will change significantly pursuant to the provisions of the income tax regulations or the terms of a contribution agreement with respect to such contributions.  Such change could defer the actual tax benefits to be derived by Charter with respect to the net tax losses allocated to it or accelerate the actual taxable income to Charter with respect to the net tax profits allocated to it.  As a result, it is possible under certain circumstances, that Charter could receive future allocations of taxable income in excess of its currently allocated tax deductions and available tax loss carryforwards.  The ability to utilize net operating loss carryforwards is potentially subject to certain limitations as discussed below.

In addition, under their exchange agreement with Charter, Vulcan Cable III Inc. and CII may exchange some or all of their membership units in Charter Holdco for Charter’s Class B common stock, be merged with Charter, or be acquired by Charter in a non-taxable reorganization.  If such an exchange were to take place prior to the date that the Special Profit Allocation provisions had fully offset the Special Loss Allocations, Vulcan Cable III Inc. and CII could elect to cause Charter Holdco to make the remaining Special Profit Allocations to Vulcan Cable III Inc. and CII immediately prior to the consummation of the exchange.  In the event Vulcan Cable III Inc. and CII choose not to make such election or to the extent such allocations are not possible, Charter would then be allocated tax profits attributable to the membership units received in such exchange pursuant to the Special Profit Allocation provisions.  Mr. Allen has generally agreed to reimburse Charter for any incremental income taxes that Charter would owe as a result of such an exchange and any resulting future Special Profit Allocations to Charter.  The ability of Charter to utilize net operating loss carryforwards is potentially subject to certain limitations. If Charter were to become subject to such limitations (whether as a result of an exchange described above or otherwise), and as a result were to owe taxes resulting from the Special Profit Allocations, then Mr. Allen may not be obligated to reimburse Charter for such income taxes. Charter’s ability to make such income tax payments, if any, will depend on its liquidity or its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries, including us.

As of December 31, 2005 and 2004, we have recorded net deferred income tax liabilities of $213 million and $208 million, respectively.  Additionally, as of December 31, 2005 and 2004, we have deferred tax assets of $86 million and $103 million, respectively, which primarily relate to net operating loss carryforwards of certain of our indirect corporate subsidiaries.  We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  Given the uncertainty surrounding our ability to utilize our deferred tax assets, these items have been offset with a corresponding valuation allowance of $51 million and $71 million at December 31, 2005 and 2004, respectively.

We are currently under examination by the Internal Revenue Service for the tax years ending December 31, 2002 and 2003.  Our results (excluding our indirect corporate subsidiaries) for these years are subject to this examination.  Management does not expect the results of this examination to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants.

Litigation. Legal contingencies have a high degree of uncertainty. When a loss from a contingency becomes estimable and probable, a reserve is established. The reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately when the matter is brought to closure. We have established reserves for certain matters and if any of these matters are resolved unfavorably resulting in payment obligations in excess of management's best estimate of the outcome, such resolution could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions):

	Year Ended December 31,
	2005		2004		2003

Revenues	$5,254	100%	$4,977	100%	$4,819	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,293	44%	2,080	42%	1,952	40%
Selling, general and administrative	1,034	20%	971	19%	940	20%
Depreciation and amortization	1,499	28%	1,495	30%	1,453	30%
Impairment of franchises	--	--	2,433	49%	--	--
Asset impairment charges	39	1%	--	--	--	--
(Gain) loss on sale of assets, net	6	--	(86)	(2)%	5	--
Option compensation expense, net	14	--	31	1%	4	--
Hurricane asset retirement loss	19	--	--	--	--	--
Special charges, net	7	--	104	2%	21	--
Unfavorable contracts and other settlements	--	--	(5)	--	(72)	(1)%

	4,911	93%	7,023	141%	4,303	89%

Income (loss) from operations	343	7%	(2,046)	(41)%	516	11%

Interest expense, net	(1,739)		(1,618)		(1,486)
Gain on derivative instruments and hedging activities, net	50		69		65
Gain (loss) on extinguishment of debt	494		(21)		187
Other, net	22		2		(10)

Loss before minority interest, income taxes and cumulative effect of accounting change	(830)		(3,614)		(728)
Minority interest	33		20		(29)

Loss before income taxes and cumulative effect of accounting change	(797)		(3,594)		(757)

Income tax benefit (expense)	(9)		35		(13)

Loss before cumulative effect of
accounting change	(806)		(3,559)		(770)
Cumulative effect of accounting change, net of tax	--		(840)		--

Net loss	$(806)		$(4,399)		$(770)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.  The overall increase in revenues in 2005 compared to 2004 is principally the result of an increase of 312,000 and 121,900 high-speed Internet customers and digital video customers, respectively, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 107,000 analog video customers and $12 million of credits issued to hurricane Katrina and Rita impacted customers related to service outages. We have restored service to our impacted customers. Included in the reduction in analog video customers and reducing the increase in digital video and high-speed Internet customers are 26,800 analog video customers, 12,000 digital video customers and 600 high-speed Internet customers sold in the cable system sales in Texas and West Virginia, which closed in July 2005. The cable system sales to Atlantic Broadband Finance, LLC, which closed in March and April 2004 and the cable system sales in Texas and West Virginia, which closed in July 2005 (collectively referred to in this section as the "Systems Sales") reduced the increase in revenues by approximately $38 million. Our goal is to increase revenues by improving customer service which we believe will stabilize our analog video customer base and increase the number of our customers who purchase bundled services including high-speed Internet, digital video and telephone services, in addition to VOD, high-definition television and DVR services. In addition, we intend to increase revenues by expanding marketing of our services to our commercial customers.

Average monthly revenue per analog video customer increased from $68.02 for the year ended December 31, 2004 to $73.68 for the year ended December 31, 2005 primarily as a result of price increases and incremental revenues from advanced services. Average monthly revenue per analog video customer represents total annual revenue, divided by twelve, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Year Ended December 31,
	2005		2004		2005 over 2004
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$3,401	65%	$3,373	68%	$28	1%
High-speed Internet	908	17%	741	15%	167	23%
Telephone	36	1%	18	--	18	100%
Advertising sales	294	6%	289	6%	5	2%
Commercial	279	5%	238	5%	41	17%
Other	336	6%	318	6%	18	6%

	$5,254	100%	$4,977	100%	$277	6%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Approximately $108 million of the increase in video revenues was the result of price increases and incremental video revenues from existing customers and approximately $17 million was the result of an increase in digital video customers. The increases were offset by decreases of approximately $59 million related to a decrease in analog video customers, approximately $29 million resulting from the System Sales and approximately $9 million of credits issued to hurricanes Katrina and Rita impacted customers related to service outages.

Approximately $138 million of the increase in revenues from high-speed Internet services provided to our non-commercial customers related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $35 million related to the increase in average price of the service. The increase was offset by approximately $3 million of credits issued to hurricanes Katrina and Rita impacted customers related to service outages and $3 million resulting from the System Sales.

Revenues from telephone services increased primarily as a result of an increase of 76,100 telephone customers in 2005.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in local advertising sales and offset by a decline in national advertising sales. In addition, the increase was offset by a decrease of $1 million as a result of the System Sales. For the years ended December 31, 2005 and 2004, we received $15 million and $16 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services provided to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues. The increase was reduced by approximately $3 million as a result of the System Sales.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the years ended December 31, 2005 and 2004, franchise fees represented approximately 54% and 52%, respectively, of total other revenues. The increase in other revenues was primarily the result of an increase in franchise fees of $14 million and installation revenue of $8 million offset by a decrease of $2 million in equipment rental and $2 million in processing fees. In addition, other revenues were offset by approximately $2 million as a result of the System Sales.

Operating expenses. The overall increase in operating expenses was reduced by approximately $15 million as a result of the System Sales. Programming costs were $1.4 billion and $1.3 billion, representing 62% and 63% of total operating expenses for the years ended December 31, 2005 and 2004, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Year Ended December 31,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$1,417	27%	$1,319	27%	$98	7%
Service	775	15%	663	13%	112	17%
Advertising sales	101	2%	98	2%	3	3%

	$2,293	44%	$2,080	42%	$213	10%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels and pay-per-view programming. The increase in programming was a result of price increases, particularly in sports programming, partially offset by a decrease in analog video customers. Additionally, the increase in programming costs was reduced by $11 million as a result of the Systems Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $42 million and $62 million for the year ended December 31, 2005 and 2004, respectively. Programming costs for the year ended December 31, 2004 also include a $5 million reduction related to the settlement of a dispute with TechTV, Inc., a related party. See Note 21 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of system rebuilds and bandwidth reallocation, both of which increase channel capacity. In 2006, we expect programming costs to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and will likely be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs have resulted in declining operating margins for our video services because we have been unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased telephone revenues, high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, cost of providing high-speed Internet and telephone service, maintenance and pole rental expense. The increase in service costs resulted primarily from increased labor and maintenance costs to support improved service levels and our advanced products, increased costs of providing high-speed Internet and telephone service as a result of the increase in these customers and higher fuel prices. The increase in service costs was reduced by $4 million as a result of the System Sales. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased primarily as a result of increased salary, benefit and commission costs.

Selling, general and administrative expenses. The overall increase in selling, general and administrative expenses was reduced by $6 million as a result of the System Sales. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Year Ended December 31,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$889	17%	$849	17%	$40	5%
Marketing	145	3%	122	2%	23	19%

	$1,034	20%	$971	19%	$63	6%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses resulted primarily from increases in salaries and benefits of $43 million and professional fees associated with consulting services of $18 million both related to investments to improve service levels in our customer care centers as well as an increase of $13 million in legal and other professional fees offset by decreases in bad debt expense of $17 million related to a reduction in the use of discounted pricing, property taxes of $6 million, property and casualty insurance of $6 million and the System Sales of $6 million.

Marketing expenses increased as a result of an increased investment in targeted marketing campaigns.

Depreciation and amortization. Depreciation and amortization expense increased by $4 million in 2005. The increase in depreciation is related to an increase in capital expenditures, which was partially offset by lower depreciation as the result of the Systems Sales and certain assets becoming fully depreciated.

Impairment of franchises. We performed an impairment assessment during the third quarter of 2004. The use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation, primarily as a result of increased competition, led to the recognition of a $2.4 billion impairment charge for the year ended December 31, 2004. Our annual assessment in 2005 did not result in an impairment.

Asset impairment charges. Asset impairment charges for the year ended December 31, 2005 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 4 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

(Gain) loss on sale of assets, net. Loss on sale of assets for the year ended December 31, 2005 primarily represents the loss recognized on the disposition of plant and equipment. Gain on sale of assets for the year ended December 31, 2004 primarily represents the pretax gain of $106 million realized on the sale of systems to Atlantic Broadband Finance, LLC which closed in March and April 2004 offset by losses recognized on the disposition of plant and equipment.

Option compensation expense, net. Option compensation expense decreased $17 million, or 55%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Option compensation expense for the year ended December 31, 2005 primarily represents options expensed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Option compensation expense for the year ended December 31, 2004 primarily represents $22 million related to options expensed in accordance with SFAS No. 123. The decrease in option compensation expense is primarily the result of a decrease in the fair value of options granted related to a decrease in the price of Charter’s Class A common stock combined with a decrease in the number of options granted. Additionally, during the year ended December 31, 2004, we expensed approximately $8 million related to a stock option exchange program, under which our employees were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash.  See Note 17 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information regarding our option compensation plans.

Hurricane asset retirement loss. Hurricane asset retirement loss represents the loss associated with the write-off of the net book value of assets destroyed by hurricanes Katrina and Rita in the third quarter of 2005.

Special charges, net. Special charges for the year ended December 31, 2005 represent approximately $6 million of severance and related costs of our management realignment and $1 million related to legal settlements. Special charges for the year ended December 31, 2004 represents approximately $85 million as part of a settlement of the consolidated federal class actions, state derivative actions and federal derivative action lawsuits, approximately $10 million of litigation costs related to the settlement of a 2004 national class action suit (see Note 22 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data") and approximately $12 million of severance and related costs of our workforce reduction and realignment. Special charges for the year ended December 31, 2004 were offset by $3 million received from a third party in settlement of a dispute.

Unfavorable contracts and other settlements. Unfavorable contracts and other settlements for the year ended December 31, 2004 relates to changes in estimated legal reserves established in connection with prior business combinations, which based on an evaluation of current facts and circumstances, are no longer required.

Interest expense, net. Net interest expense increased by $121 million, or 7%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in net interest expense was a result of an increase in our average borrowing rate from 8.79% in the year ended December 31, 2004 to 9.19% in the year ended December 31, 2005 and an increase of $502 million in average debt outstanding from $17.8 billion in 2004 to $18.3 billion in 2005.

Gain on derivative instruments and hedging activities, net. Net gain on derivative instruments and hedging activities decreased $19 million in the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease is primarily the result of a decrease in gains on interest rate agreements that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which decreased from a gain of $65 million for the year ended December 31, 2004 to $47 million for the year ended December 31, 2005. This was coupled with a decrease in gains on interest rate agreements, as a result of hedge ineffectiveness on designated hedges, which decreased from $4 million for the year ended December 31, 2004 to $3 million for the year ended December 31, 2005.

Gain (loss) on extinguishment of debt. Gain on extinguishment of debt for the year ended December 31, 2005 represents $490 million related to the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings for new CCH I and CIH debt securities and approximately $10 million related to the issuance of Charter Operating notes in exchange for Charter Holdings notes. These gains were offset by approximately $5 million of losses related to the redemption of our subsidiary’s CC V Holdings, LLC 11.875% notes due 2008. See Note 9 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data." Loss on extinguishment of debt for the year ended December 31, 2004 represents the write-off of deferred financing fees and third party costs related to the Charter Communications Operating refinancing in April 2004.

Other, net. Net other income for the year ended December 31, 2005 represents the gain realized on an exchange of our interest in an equity investee for an investment in a larger enterprise. Net other income for the year ended December 31, 2004 represents gains realized on equity investments.

Minority interest. Minority interest represents the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC, and the pro rata share of the profits and losses of CC VIII, LLC. See "Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII."

Income tax benefit (expense). Income tax expense for the year ended December 31, 2005 was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries. Income tax benefit for the year ended December 31, 2004 was directly related to the impairment of franchises. The deferred tax liabilities of our indirect corporate subsidiaries decreased as a result of the write-down of franchise assets for financial statement purposes. We do not expect to recognize a similar benefit associated with the impairment of franchises in future periods. However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.

Cumulative effect of accounting change, net of tax. Cumulative effect of accounting change of $840 million (net of minority interest effects of $19 million and tax effects of $16 million) in 2004 represents the impairment charge recorded as a result of our adoption of Topic D-108.

Net loss. Net loss decreased by $3.6 billion in 2005 compared to 2004 as a result of the factors described above. The impact to net loss in 2005 of the asset impairment charges and extinguishment of debt was to decrease net loss by approximately $455 million. The impact to net loss in 2004 of the impairment of franchises and cumulative effect of accounting change was to increase net loss by approximately $3.0 billion.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. The overall increase in revenues in 2004 compared to 2003 is principally the result of an increase of 318,800 and 2,800 high-speed Internet customers and digital video customers, respectively, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 439,800 analog video customers. Included in the reduction in analog video customers and reducing the increase in digital video and high-speed Internet customers are 230,800 analog video customers, 83,300 digital video customers and 37,800 high-speed Internet customers sold in the cable system sales to Atlantic Broadband Finance, LLC, which closed in March and April 2004 (collectively, with the cable system sale to WaveDivision Holdings, LLC in October 2003, referred to in this section as the "Systems Sales"). The Systems Sales reduced the increase in revenues by $160 million.

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

Revenues by service offering were as follows (dollars in millions):

	Year Ended December 31,
	2004		2003		2004 over 2003
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$3,373	68%	$3,461	72%	$(88)	(3)%
High-speed Internet	741	15%	556	12%	185	33%
Telephone	18	--	14	--	4	29%
Advertising sales	289	6%	263	5%	26	10%
Commercial	238	5%	204	4%	34	17%
Other	318	6%	321	7%	(3)	(1)%

	$4,977	100%	$4,819	100%	$158	3%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Approximately $116 million of the decrease in video revenues was the result of the Systems Sales and approximately an additional $65 million related to a decline in analog video customers. These decreases were offset by increases of approximately $66 million resulting from price increases and incremental video revenues from existing customers and approximately $27 million resulting from an increase in digital video customers.

Approximately $163 million of the increase in revenues from high-speed Internet services provided to our non-commercial customers related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $35 million related to the increase in average price of the service. The increase in high-speed Internet revenues was reduced by approximately $12 million as a result of the Systems Sales.

Revenues from telephone services increased primarily as a result of an increase of 20,500 telephone customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in national advertising campaigns and election related advertising. The increase was offset by a decrease of $7 million as a result of the System Sales. For the years ended December 31, 2004 and 2003, we received $16 million and $15 million, respectively, in advertising revenue from programmers.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues. The increase was reduced by approximately $14 million as a result of the Systems Sales.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the year ended December 31, 2004 and 2003, franchise fees represented approximately 52% and 50%, respectively, of total other revenues. Approximately $11 million of the decrease in other revenues was the result of the Systems Sales offset by an increase in home shopping and infomercial revenue.

Operating expenses. The overall increase in operating expenses was reduced by approximately $59 million as a result of the System Sales. Programming costs were $1.3 billion and $1.2 billion, representing 63% and 64% of total operating expenses for the years ended December 31, 2004 and 2003, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Year Ended December 31,
	2004		2003		2004 over 2003
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$1,319	27%	$1,249	26%	$70	6%
Service	663	13%	615	12%	48	8%
Advertising sales	98	2%	88	2%	10	11%

	$2,080	42%	$1,952	40%	$128	7%

Programming costs consist primarily of costs paid to programmers for analog, premium and digital channels and pay-per-view programming. The increase in programming costs was a result of price increases, particularly in sports programming, an increased number of channels carried on our systems, and an increase in digital video customers, partially offset by a decrease in analog video customers. Additionally, the increase in programming costs was reduced by $42 million as a result of the Systems Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $62 million and $64 million for the year ended December 31, 2004 and 2003, respectively. Programming costs for the year ended December 31, 2004 also include a $5 million reduction related to the settlement of a dispute with TechTV, Inc., a related party. See Note 21 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rental expense. The increase in service costs resulted primarily from additional activity associated with ongoing infrastructure maintenance. The increase in service costs was reduced by $15 million as a result of the System Sales. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased primarily as a result of increased salary, benefit and commission costs. The increase in advertising sales expenses was reduced by $2 million as a result of the System Sales.

Selling, general and administrative expenses. The overall increase in selling, general and administrative expenses was reduced by $22 million as a result of the System Sales. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Year Ended December 31,
	2004		2003		2004 over 2003
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$849	17%	$833	18%	$16	2%
Marketing	122	2%	107	2%	15	14%

	$971	19%	$940	20%	$31	3%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses resulted primarily from increases in costs associated with our commercial business of $21 million, third party call center costs resulting from increased emphasis on customer service of $10 million and bad debt expense of $10 million offset by decreases in costs associated with salaries and benefits of $21 million and rent expense of $3 million.

Marketing expenses increased as a result of an increased investment in marketing and branding campaigns.

Depreciation and amortization. Depreciation and amortization expense increased by $42 million, or 3%. The increase in depreciation related to an increase in capital expenditures, which was partially offset by lower depreciation as the result of the Systems Sales.

Impairment of franchises. We performed an impairment assessment during the third quarter of 2004. The use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation, primarily as a result of increased competition, led to the recognition of a $2.4 billion impairment charge for the year ended December 31, 2004.

(Gain) loss on sale of assets, net. Gain on sale of assets for the year ended December 31, 2004 primarily represents the pretax gain of $106 million realized on the sale of systems to Atlantic Broadband Finance, LLC which closed in March and April 2004 offset by losses recognized on the disposition of plant and equipment. Loss on sale of assets for the year ended December 31, 2003 represents the loss recognized on the disposition of plant and equipment offset by a gain of $21 million recognized on the sale of cable systems in Port Orchard, Washington which closed on October 1, 2003.

Option compensation expense, net. Option compensation expense of $31 million for the year ended December 31, 2004 primarily represents $22 million related to options granted and expensed in accordance with SFAS No. 123. Additionally, during the year ended December 31, 2004, we expensed approximately $8 million related to a stock option exchange program, under which our employees were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. The exchange offer closed in February 2004.  Option compensation expense of $4 million for the year ended December 31, 2003 primarily represents options expensed in accordance with SFAS No. 123. See Note 17 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information regarding our option compensation plans.

Special charges, net. Special charges for the year ended December 31, 2004 represents approximately $85 million as part of a settlement of the consolidated federal class actions, state derivative actions and federal derivative action lawsuits, approximately $10 million of litigation costs related to the settlement of a 2004 national class action suit (see Note 22 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data") and approximately $12 million of severance and related costs of our workforce reduction and realignment. Special charges for the year ended December 31, 2004 were offset by $3 million received from a third party in settlement of a dispute. Special charges for the year ended December 31, 2003 represents approximately $26 million of severance and related costs of our workforce reduction partially offset by a $5 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of about 145,000 high-speed Internet customers to our Charter Pipeline service in 2001.

Unfavorable contracts and other settlements. Unfavorable contracts and other settlements for the year ended December 31, 2004 relates to changes in estimated legal reserves established in connection with prior business combinations, which based on an evaluation of current facts and circumstances, are no longer required.

Unfavorable contracts and other settlements for the year ended December 31, 2003 represents the settlement of estimated liabilities recorded in connection with prior business combinations. The majority of this benefit (approximately $52 million) is due to the renegotiation in 2003 of a major programming contract, for which a liability had been recorded for the above market portion of that agreement in conjunction with the Falcon acquisition in 1999 and the Bresnan acquisition in 2000. The remaining benefit relates to the reversal of previously recorded liabilities, which are no longer required.

Interest expense, net. Net interest expense increased by $132 million, or 9%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase in net interest expense was a result of an increase in our average borrowing rate from 8.17% in the year ended December 31, 2003 to 8.79% in the year ended December 31, 2004 partially offset by a decrease in average debt outstanding from $17.9 billion in 2003 to $17.8 billion in 2004.

Gain (loss) on derivative instruments and hedging activities, net. Net gain on derivative instruments and hedging activities increased $4 million in the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase is primarily the result of an increase in gains on interest rate agreements that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which increased from a gain of $57 million for the year ended December 31, 2003 to a gain of $65 million for the year ended December 31, 2004. This was coupled with a decrease in gains on interest rate agreements, as a result of hedge ineffectiveness on designated hedges, which increased from $8 million for the year ended December 31, 2003 to $4 million for the year ended December 31, 2004.

Gain (loss) on extinguishment of debt. Loss on extinguishment of debt for the year ended December 31, 2004 represents the write-off of deferred financing fees and third party costs related to the Charter Communications Operating refinancing in April 2004. Gain on extinguishment of debt for the year ended December 31, 2003 represents the gain realized on the purchase of an aggregate $1.3 billion principal amount of Charter Holdings’ senior notes and senior discount notes in consideration for an aggregate of $1.1 billion principal amount of 10.25% notes due 2010 issued by our indirect subsidiary, CCH II. The gain is net of the write-off of deferred financing costs associated with the retired debt of $18 million.

Other, net. Net other expense decreased by $12 million from expense of $10 million in 2003 to income of $2 million in 2004. Other expense in 2003 included $11 million associated with amending a revolving credit facility of our subsidiaries and costs associated with terminated debt transactions that did not recur in 2004. In addition, gains on equity investments increased $3 million in 2004 over 2003.

Minority interest. Minority interest represents the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC, and since June 6, 2003, the pro rata share of the profits and losses of CC VIII, LLC. See "Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII."

Income tax benefit. Income tax benefit for the year ended December 31, 2004 was directly related to the impairment of franchises. The deferred tax liabilities of our indirect corporate subsidiaries decreased as a result of the write-down of franchise assets for financial statement purposes. We do not expect to recognize a similar benefit associated with the impairment of franchises in future periods. However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.

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

Net loss. Net loss increased by $3.6 billion in 2004 compared to 2003 as a result of the factors described above. The impact to net loss in 2004 of the impairment of franchises and cumulative effect of accounting change was to increase net loss by approximately $3.0 billion. The impact to net loss in 2003 of the gain on the sale of systems, unfavorable contracts and settlements and gain on debt exchange, net of income tax impact, was to decrease net loss by $276 million.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

We have a significant level of debt. In 2006, $30 million of our debt matures, and in 2007, an additional $385 million matures. In 2008 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Recent Financing Transactions

On January 30, 2006, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Operating, which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In October 2005, CCO Holdings and CCO Holdings Capital Corp., as guarantor thereunder, entered into a senior bridge loan agreement with JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch and Deutsche Bank AG Cayman Islands Branch (the "Lenders") whereby the Lenders committed to make loans to CCO Holdings in an aggregate amount of $600 million. Upon the issuance of $450 million of CCH II notes discussed above, the commitment under the bridge loan was reduced to $435 million. CCO Holdings may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the bridge loan.

In September 2005, Charter Holdings and its wholly owned subsidiaries, CCH I and CIH, completed the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings in a private placement for new debt securities. Holders of Charter Holdings notes due in 2009 and 2010 exchanged $3.4 billion principal amount of notes for $2.9 billion principal amount of new 11% CCH I notes due 2015. Holders of Charter Holdings notes due 2011 and 2012 exchanged $845 million principal amount of notes for $662 million principal amount of 11% CCH I notes due 2015. In addition, holders of Charter Holdings notes due 2011 and 2012 exchanged $2.5 billion principal amount of notes for $2.5 billion principal amount of various series of new CIH notes. Each series of new CIH notes has the same interest rate and provisions for payment of cash interest as the series of old Charter Holdings notes for which such CIH notes were exchanged. In addition, the maturities for each series were extended three years.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from Charter Holdco, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the year ended December 31, 2005, we generated $254 million of net cash flows from operating activities after paying cash interest of $1.5 billion. In addition, the Company used $1.1 billion for purchases of property, plant and equipment. Finally, we had net cash flows from financing activities of $232 million. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the credit facilities of our subsidiaries, our and our parent companies’ access to the debt markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently consider unannounced future asset sales as a significant source of liquidity.

We expect that cash on hand, cash flows from operating activities and the amounts available under our credit facilities and bridge loan will be adequate to meet our and our parent companies’ cash needs in 2006. We believe that cash flows from operating activities and amounts available under our credit facilities and bridge loan will not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2007 and beyond. We have been advised that Charter is working with its financial advisors to address these funding requirements. However, there can be no assurance that such funding will be available to Charter, Charter Holdco or us. In addition, Mr. Allen, Charter’s Chairman and controlling shareholder, and his affiliates are not obligated to purchase equity from, contribute to or loan funds to Charter, Charter Holdco or us.

Debt Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities and bridge loan. The Charter Operating credit facilities, along with our indentures and bridge loan, contain certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from our independent auditors. As of December 31, 2005, we are in compliance with the covenants under our indentures, bridge loan and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months. As of December 31, 2005, our potential availability under our credit facilities totaled approximately $553 million, none of which was limited by covenants. In addition, as of January 2, 2006 we had additional borrowing availability of $600 million under the bridge loan (which was reduced to $435 million as a result of the issuance of the CCH II notes). Continued access to our credit facilities and bridge loan is subject to our remaining in compliance with these covenants, including covenants tied to our operating performance. If any events of non-compliance occur, funding under the credit facilities and bridge loan may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations.

Specific Limitations

Charter’s ability to make interest payments on its convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of its convertible senior notes of $20 million and $863 million, respectively, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries. During 2005, Charter Holdings distributed $60 million of cash to Charter Holdco. As of December 31, 2005, Charter Holdco was owed $22 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter's convertible senior notes. In addition, Charter has $98 million of governmental securities pledged as security for the next four scheduled semi-annual interest payments on Charter’s 5.875% convertible senior notes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, CCHC and Charter Holdco) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default, each applicable subsidiary’s leverage ratio test is met at the time of such distribution and, in the case of Charter’s convertible senior notes, other specified tests are met. For the quarter ended December 31, 2005, there was no default under any of these indentures and each such subsidiary met its applicable leverage ratio tests based on December 31, 2005 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of such distribution. Distributions by Charter Operating and CCO Holdings for payment of principal on parent company notes are further restricted by the covenants in the credit facilities and bridge loan, respectively.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures. However, distributions for payment of interest on Charter’s convertible senior notes are further limited to when each applicable subsidiary’s leverage ratio test is met and other specified tests are met. There can be no assurance that they will satisfy these tests at the time of such distribution.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended December 31, 2005, there was no default under Charter Holdings’ indentures and Charter Holdings met its leverage ratio test based on December 31, 2005 financial results. Such distributions would be restricted, however, if Charter Holdings fails to meet these tests. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test. There can be no assurance that Charter Holdings will satisfy these tests at the time of such distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

Our significant amount of debt could negatively affect our ability to access additional capital in the future. Additionally, our ability to incur additional debt may be limited by the restrictive covenants in our indentures, bridge loan and credit facilities. No assurances can be given that we will not experience liquidity problems if we do not obtain sufficient additional financing on a timely basis as our debt becomes due or because of adverse market conditions, increased competition or other unfavorable events. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities and bridge loan or through additional debt or equity financings, we would consider:

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

Issuance of Charter Operating Notes in Exchange for Charter Holdings Notes

In March and June 2005, our subsidiary, Charter Operating, consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placement transactions, approximately $333 million principal amount of its 8.375% senior second lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007.

Sale of Assets

In July 2005, we closed the sale of certain cable systems in Texas and West Virginia and closed the sale of an additional cable system in Nebraska in October 2005 for a total sales price of approximately $37 million, representing a total of 33,000 analog video customers.

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

Acquisition

In January 2006, we closed the purchase of certain cable systems in Minnesota from Seren Innovations, Inc. We acquired approximately 18,900 analog video customers and 14,800 telephone customers for a total purchase price of approximately $43 million.

Summary of Outstanding Contractual Obligations

The following table summarizes our payment obligations as of December 31, 2005 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations
Long-Term Debt Principal Payments (1)	$18,453	$30	$1,129	$4,918	$12,376
Long-Term Debt Interest Payments (2)	11,325	1,469	3,173	3,016	3,667
Payments on Interest Rate Instruments (3)	18	8	10	--	--
Capital and Operating Lease Obligations (1)	94	20	27	23	24
Programming Minimum Commitments (4)	1,253	342	678	233	--
Other (5)	301	146	70	42	43

Total	$31,444	$2,015	$5,087	$8,232	$16,110

(1)
The table presents maturities of long-term debt outstanding as of December 31, 2005. Refer to Notes 9 and 22 to our accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for a description of our long-term debt and other contractual obligations and commitments.

(2)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2005 and the average implied forward London Interbank Offering Rate (LIBOR) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2005. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(3)
Represents amounts we will be required to pay under our interest rate hedge agreements estimated using the average implied forward LIBOR applicable rates for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2005.

(4)
We pay programming fees under multi-year contracts ranging from three to ten years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statement of operations were $1.4 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2005, 2004 and 2003, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(5)	"Other" represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•
We also rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2005, 2004 and 2003, was $46 million, $43 million and $40 million, respectively.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. We also pay other franchise related costs, such as public education grants under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $170 million, $164 million and $162 million for the years ended December 31, 2005, 2004 and 2003, respectively.

•
We also have $165 million in letters of credit, primarily to our various worker’s compensation, property casualty and general liability carriers as collateral for reimbursement of claims. These letters of credit reduce the amount we may borrow under our credit facilities.

Historical Operating, Financing and Investing Activities

We held $14 million in cash and cash equivalents as of December 31, 2005 compared to $546 million as of December 31, 2004. For the year ended December 31, 2005, we generated $254 million of net cash flows from operating activities after paying cash interest of $1.5 billion. In addition, we used approximately $1.1 billion for purchases of property, plant and equipment. Finally, we had net cash flows from financing activities of $232 million.

Operating Activities. Net cash provided by operating activities decreased $177 million, or 41%, from $431 million for the year ended December 31, 2004 to $254 million for the year ended December 31, 2005. For the year ended December 31, 2005, net cash provided by operating activities decreased primarily as a result of an increase in cash interest expense of $179 million over the corresponding prior period.

Net cash provided by operating activities decreased $315 million, or 42%, from $746 million for the year ended December 31, 2003 to $431 million for the year ended December 31, 2004. For the year ended December 31, 2004, net cash provided by operating activities decreased primarily as a result of an increase in cash interest expense of $227 million over the corresponding prior period and changes in operating assets and liabilities that used $84 million more cash during the year ended December 31, 2004 than the corresponding period in 2003. The change in operating assets and liabilities is primarily the result of the benefit in the year ended December 31, 2003 from collection of receivables from programmers related to network launches, while accounts receivable remained essentially flat in the year ended December 31, 2004.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2005 and 2004 was $1.0 billion and $191 million, respectively. Investing activities used $827 million more cash during the year ended December 31, 2005 than the corresponding period in 2004 primarily as a result of cash provided by proceeds from the sale of certain cable systems to Atlantic Broadband Finance, LLC in 2004 which did not recur in 2005 combined with increased cash used for capital expenditures.

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

Financing Activities. Net cash provided by financing activities was $232 million and $221 million for the years ended December 31, 2005 and 2004, respectively. The increase in cash provided during the year ended December 31, 2005, as compared to the corresponding period in 2004, was primarily the result of a decrease in net borrowings of long-term debt and in payments for debt issuance costs.

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

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $1.1 billion, $893 million and $804 million for the years ended December 31, 2005, 2004 and 2003, respectively. The majority of the capital expenditures in 2005, 2004 and 2003 related to our customer premise equipment costs. See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the years ended December 31, 2005, 2004 and 2003, our liabilities related to capital expenditures increased $13 million and decreased $33 million and $41 million, respectively.

The increase in capital expenditures for 2005 compared to 2004 is the result of expected increases in scalable infrastructure costs related to telephone services, deployment of advanced digital set-top terminals and capital expenditures to replace plant and equipment destroyed by hurricanes Katrina and Rita. During 2006, we expect capital expenditures to be approximately $1.0 billion to $1.1 billion. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital and for scalable infrastructure costs. We expect to fund capital expenditures for 2006 primarily from cash flows from operating activities and borrowings under our credit facilities.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2005, 2004 and 2003 (dollars in millions):

	For the years ended December 31,
	2005	2004	2003

Customer premise equipment (a)	$434	$451	$380
Scalable infrastructure (b)	174	108	66
Line extensions (c)	134	131	130
Upgrade/Rebuild (d)	49	49	132
Support capital (e)	297	154	96

Total capital expenditures	$1,088	$893	$804

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

Description of Our Outstanding Debt

As of December 31, 2005, our actual total debt was approximately $18.5 billion, as summarized below (dollars in millions):

	December 31, 2005			Start Date
			Semi-Annual	For Interest
	Principal	Accreted	Interest Payment	Payment on	Maturity
	Amount	Value(a)	Dates	Discount Notes	Date(b)

Charter Holdings:
8.250% senior notes due 2007	$105	$105	4/1 & 10/1		4/1/07
8.625% senior notes due 2009	292	292	4/1 & 10/1		4/1/09
9.920% senior discount notes due 2011	198	198	4/1 & 10/1	10/1/04	4/1/11
10.000% senior notes due 2009	154	154	4/1 & 10/1		4/1/09
10.250% senior notes due 2010	49	49	1/15 & 7/15		1/15/10
11.750% senior discount notes due 2010	43	43	1/15 & 7/15	7/15/05	1/15/10
10.750% senior notes due 2009	131	131	4/1 & 10/1		10/1/09
11.125% senior notes due 2011	217	217	1/15 & 7/15		1/15/11
13.500% senior discount notes due 2011	94	94	1/15 & 7/15	7/15/06	1/15/11
9.625% senior notes due 2009	107	107	5/15 & 11/15		11/15/09
10.000% senior notes due 2011	137	136	5/15 & 11/15		5/15/11
11.750% senior discount notes due 2011	125	120	5/15 & 11/15	11/15/06	5/15/11
12.125% senior discount notes due 2012	113	100	1/15 & 7/15	7/15/07	1/15/12
CIH (a):
11.125% senior notes due 2014	151	151	1/15 & 7/15		1/15/14
9.920% senior discount notes due 2014	471	471	4/1 & 10/1		4/1/14
10.000% senior notes due 2014	299	299	5/15 & 11/15		5/15/14
11.750% senior discount notes due 2014	815	781	5/15 & 11/15	11/15/06	5/15/14
13.500% senior discount notes due 2014	581	578	1/15 & 7/15	7/15/06	1/15/14
12.125% senior discount notes due 2015	217	192	1/15 & 7/15	7/15/07	1/15/15
CCH I (a):
11.00% senior notes due 2015	3,525	3,683	4/1 & 10/1		10/1/15
CCH II, LLC (c):
10.250% senior notes due 2010	1,601	1,601	3/15 & 9/15		9/15/10
CCO Holdings, LLC:
8 3/4% senior notes due 2013	800	794	5/15 & 11/15		11/15/13
Senior floating notes due 2010	550	550	3/15, 6/15, 9/15 & 12/15		12/15/10
Charter Operating:
8% senior second-lien notes due 2012	1,100	1,100	4/30 & 10/30		4/30/12
8 3/8% senior second-lien notes due 2014	733	733	4/30 & 10/30		4/30/14
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	114	115	4/15 & 10/15	10/15/03	4/15/08
Credit Facilities:
Charter Operating (c)	5,731	5,731

	$18,453	$18,525

(a) The accreted value presented above generally represents the principal amount of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date except as follows. The accreted value of the CIH notes issued in exchange for Charter Holdings notes and the CCH I notes issued in exchange for the 8.625% Charter Holdings notes due 2009 are recorded at the historical book values of the Charter Holdings notes for financial reporting purposes as opposed to the current accreted value for legal purposes and notes indenture purposes (which, for both purposes, is the amount that would become payable if the debt becomes immediately due). As of December 31, 2005, the accreted value of our debt for legal purposes and notes and indentures purposes is $18.0 billion.
(b)
In general, the obligors have the right to redeem all of the notes set forth in the above table (except with respect to the 8.25% Charter Holdings notes due 2007, the 10.000% Charter Holdings notes due 2009, the 10.75%

Charter Holdings notes due 2009 and the 9.625% Charter Holdings notes due 2009) in whole or part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest. For additional information see Note 9 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."
(c)
In January 2006, our subsidiaries, CCH II and CCH II Capital Corp., issued $450 million principal amount of 10.250% senior notes due 2010, the proceeds of which were used to pay down credit facilities.

As of December 31, 2005 and 2004, our long-term debt totaled approximately $18.5 billion and $18.5 billion, respectively. This debt was comprised of approximately $5.7 billion and $5.5 billion of credit facility debt and $12.8 billion and $13.0 billion accreted amount of high-yield notes at December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, the weighted average interest rate on the credit facility debt was approximately 7.8% and 6.8% and the weighted average interest rate on our high-yield notes was approximately 10.2% and 9.9%, respectively, resulting in a blended weighted average interest rate of 9.5% and 9.0%, respectively. The interest rate on approximately 76% and 82% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2005 and 2004, respectively. The fair value of our high-yield notes was $10.4 billion and $12.2 billion at December 31, 2005 and 2004, respectively. The fair value of our credit facilities is $5.7 billion and $5.5 billion at December 31, 2005 and 2004, respectively. The fair value of high-yield notes is based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

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

The Charter Operating credit facilities provide borrowing availability of up to $6.5 billion as follows:

• two term facilities:

(i)	a Term A facility with a total principal amount of $2.0 billion, of which 12.5% matures in 2007, 30% matures in 2008, 37.5% matures in 2009 and 20% matures in 2010; and
(ii)
a Term B facility with a total principal amount of $3.0 billion, which shall be repayable in 27 equal quarterly installments aggregating in each loan year to 1% of the original amount of the Term B facility, with the remaining balance due at final maturity in 2011; and

• a revolving credit facility, in a total amount of $1.5 billion, with a maturity date in 2010.

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

The obligations of our subsidiaries under the Charter Operating credit facilities (the "Obligations") are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the "non-guarantor subsidiaries," primarily Renaissance and its subsidiaries). The Obligations are also secured by (i) a lien on all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating's subsidiaries, as well as intercompany obligations owing to it by any of such entities.

Upon the Charter Holdings Leverage Ratio (as defined in the indenture governing the Charter Holdings senior notes and senior discount notes) being under 8.75 to 1.0, the Charter Operating credit facilities require that the 11.875%

notes due 2008 issued by CC V Holdings, LLC be redeemed. Because such Leverage Ratio was determined to be under 8.75 to 1.0, CC V Holdings, LLC redeemed such notes in March 2005, and CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) became guarantors of the Obligations and have granted a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

Charter Operating Credit Facilities — Restrictive Covenants

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage, debt service coverage, and interest coverage, tested as of the end of each quarter. The maximum allowable leverage ratio is 4.25 to 1.0, the minimum allowable interest coverage ratio is 1.25 to 1.0 and the minimum allowable debt service coverage ratio is 1.05 to 1.0. Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not reinvested in assets useful in the business of the borrower within a specified period, and upon the incurrence of certain indebtedness when the ratio of senior first lien debt to operating cash flow is greater than 2.0 to 1.0.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the CCO Holdings senior notes, the CCH II senior notes, the CCH I senior notes, the CIH senior notes, the Charter Holdings senior notes and the Charter convertible senior notes, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities. The Charter Operating credit facilities restrict the ability of Charter Operating and its subsidiaries to make distributions for the purpose of repaying indebtedness of their parent companies, except for repayments of certain indebtedness which was existing at the time the credit facilities were amended and restated, provided that certain conditions are met, including the satisfaction of a 1.5 to 1.0 interest coverage ratio test and a minimum available liquidity requirement of $250 million. Conditions to future borrowings include absence of a default or an event of default under the Charter Operating credit facilities and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2003 of any event, development or circumstance that has had or could reasonably be expected to have a material adverse effect on our business.

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
Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the "Paul Allen Group") ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

(vi)
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating,

(vii)
certain of Charter Operating’s indirect or direct parent companies having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness, and

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

The March 1999 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings' subsidiaries, including the CIH notes, the CCH I notes, CCH II notes, the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

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

The indentures governing the March 1999 Charter Holdings notes contain restrictive covenants that limit certain transactions or activities by Charter Holdings and its restricted subsidiaries. Substantially all of Charter Holdings' direct and indirect subsidiaries are currently restricted subsidiaries. See " — Summary of Restrictive Covenants under Charter Holdings High-Yield Notes."

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

The January 2000 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

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

The indentures governing the January 2000 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999 Charter Holdings notes. See " — Summary of Restrictive Covenants under Charter Holdings High-Yield Notes."

January 2001 Charter Holdings Notes

The January 2001 Charter Holdings notes were issued under three separate indentures, each dated as of January 10, 2001, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee. In March 2001, Charter Holdings and Charter Capital exchanged these notes for new notes with substantially similar terms, except that the new notes are registered under the Securities Act.

The January 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. Cash interest on the January 2001 13.500% Charter Holdings notes began to accrue on January 15, 2006.

The January 2001 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings' subsidiaries, including the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

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

The indentures governing the January 2001 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999 and January 2000 Charter Holdings notes. See " — Summary of Restrictive Covenants under Charter Holdings High-Yield Notes."

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

The May 2001 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings' subsidiaries, including the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

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

The indentures governing the May 2001 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999, January 2000 and January 2001 Charter Holdings notes. See " — Summary of Restrictive Covenants under Charter Holdings High-Yield Notes."

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

The January 2002 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with the current and future unsecured and unsubordinated debt of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings' subsidiaries, including the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

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

The indentures governing the January 2002 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999, January 2000, January 2001 and May 2001 Charter Holdings notes. See " — Summary of Restrictive Covenants under Charter Holdings High-Yield Notes."

Summary of Restrictive Covenants under Charter Holdings High-Yield Notes.

The limitations on incurrence of debt and issuance of preferred stock contained in Charter Holdings' indentures permit Charter Holdings and its subsidiaries to incur additional debt or issue preferred stock, so long as there is no default under the Charter Holdings indentures. These limitations restrict the incurrence of debt unless, after giving pro forma effect to the incurrence, the Charter Holdings Leverage Ratio would be below 8.75 to 1.0. In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, Charter Holdings and its restricted subsidiaries are permitted to issue:

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

The restricted subsidiaries of Charter Holdings are generally not permitted to issue debt securities contractually subordinated in right of payment to other debt of the issuing subsidiary or preferred stock, in either case in any public or Rule 144A offering.

The Charter Holdings indentures permit Charter Holdings and its restricted subsidiaries to incur debt under one category, and later reclassify that debt into another category. The Charter Operating credit facilities generally impose more restrictive limitations on incurring new debt than Charter Holdings' indentures, so our subsidiaries that are subject to the Charter Operating credit facilities may not be permitted to utilize the full debt incurrence that would otherwise be available under the Charter Holdings indenture covenants.

Generally, under Charter Holdings' high-yield indentures:

•
Charter Holdings and its restricted subsidiaries are generally permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if, Charter Holdings can incur $1.00 of new debt under the Charter Holdings leverage ratio test which requires 8.75 to 1.0 leverage ratio after giving effect to the transaction and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments in a total amount of up to 100% of Charter Holding's consolidated EBITDA, as defined, minus 1.2 times its consolidated interest expense, plus 100% of new cash and non-cash equity proceeds received by Charter Holdings and not allocated to the debt incurrence covenant or to permitted investments, all cumulatively from March 1999, the date of the first Charter Holdings indenture, plus $100 million.

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

Charter Holdings and its restricted subsidiaries may not make investments except permitted investments if there is a default under the indentures or if, after giving effect to the transaction, the Charter Holdings Leverage Ratio would be above 8.75 to 1.0.

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

Charter Holdings is not permitted to grant liens on its assets other than specified permitted liens. Permitted liens include liens securing debt and other obligations incurred under our subsidiaries' credit facilities, liens securing the purchase price of new assets, liens securing indebtedness of up to $50 million and other specified liens incurred in the ordinary course of business. The lien covenant does not restrict liens on assets of subsidiaries of Charter Holdings.

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

Charter Holdings' restricted subsidiaries may generally not enter into restrictions on their ability to make dividends or distributions or transfer assets to Charter Holdings on terms that are materially more restrictive than those governing their debt, lien, asset sale, lease and similar agreements existing when they entered into the indentures, unless those restrictions are on customary terms that will not materially impair Charter Holdings' ability to repay the high-yield notes.

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

CCH I Holdings, LLC Notes

In September 2005, CIH and CCH I Holdings Capital Corp. jointly issued $2.5 billion total principal amount of 9.92% to 13.50% senior accreting notes due 2014 and 2015 in exchange for an aggregate amount of $2.4 billion of Charter Holdings notes due 2011 and 2012, spread over six series of notes and with varying interest rates as set forth in the table above under "Description of Our Outstanding Debt." The notes are guaranteed by Charter Holdings.

The CIH notes are senior debt obligations of CIH and CCH I Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CIH and CCH I Holdings Capital Corp. The CIH notes are structurally subordinated to all obligations of subsidiaries of CIH, including the CCH I notes, the CCH II notes, the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

The CIH notes may not be redeemed at the option of the issuers until September 30, 2007. On or after such date, the CIH notes may be redeemed in accordance with the following table.

Note Series	Redemption Dates	Percentage of Principal

11.125%	September 30, 2007 - January 14, 2008	103.708%
	January 15, 2008 - January 14, 2009	101.854%
	Thereafter	100.0%

9.92%	September 30, 2007 - Thereafter	100.0%

10.0%	September 30, 2007 - May 14, 2008	103.333%
	May 15, 2008 - May 14, 2009	101.667%
	Thereafter	100.0%

11.75%	September 30, 2007 - May 14, 2008	103.917%
	May 15, 2008 - May 14, 2009	101.958%
	Thereafter	100.0%

13.5%	September 30, 2007 - January 14, 2008	104.5%
	January 15, 2008 - January 14, 2009	102.25%
	Thereafter	100.0%

12.125%	September 30, 2007 - January 14, 2008	106.063%
	January 15, 2008 - January 14, 2009	104.042%
	January 15, 2009 - January 14, 2010	102.021%
	Thereafter	100.0%

In the event that a specified change of control event happens, CIH and CCH I Holdings Capital Corp. must offer to repurchase any outstanding notes at a price equal to the sum of the accreted value of the notes plus accrued and unpaid interest plus a premium that varies over time.

The indenture governing the CIH notes contains restrictive covenants similar to those contained in the indenture governing the Charter Holdings notes with the following exceptions:

•
The debt incurrence covenant permits up to $9.75 billion (rather than $3.5 billion) of debt under credit facilities (less the amount of net proceeds of asset sales applied to repay such debt as required by the asset sale covenant).

•
CIH and its restricted subsidiaries are generally permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if, after giving pro forma effect to the transaction, the CIH Leverage Ratio would be below 8.75 to 1.0 and if no default exists or would exist as a consequence of such transaction. If those conditions are met, restricted payments are permitted in a total amount of up to the sum of (1) the greater of (a) $500 million or (b) 100% of CIH’s consolidated EBITDA, as defined, minus 1.2 times its consolidated interest expense each for the period from September 28, 2005 to the end of CIH’s most recently ended full fiscal quarter for which internal financial statements are available, plus (2) 100% of new cash and non-cash equity proceeds received by CIH and not allocated to the debt incurrence covenant or to permitted investments, all cumulatively from September 28, 2005.

•	Instead of the $150 million and $50 million permitted investment baskets described above, there is a $750 million permitted investment basket.

CCH I, LLC Notes

In September 2005, CCH I and CCH I Capital Corp. jointly issued $3.5 billion total principal amount of 11% senior secured notes due October 2015 in exchange for an aggregate amount of $4.2 billion of certain Charter Holdings notes. The notes are guaranteed by Charter Holdings and are secured by a pledge of 100% of the equity interest of

CCH I’s wholly owned direct subsidiary, CCH II. Such pledge is subject to significant limitations as described in the related pledge agreement. Interest on the CCH I notes accrues at 11% per annum and is payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2006.

The CCH I notes are senior debt obligations of CCH I and CCH I Capital Corp. To the extent of the value of the collateral, they rank senior to all of CCH I’s future unsecured senior indebtedness. The CCH I notes are structurally subordinated to all obligations of subsidiaries of CCH I, including the CCH II notes, CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

CCH I and CCH I Capital Corp. may, prior to October 1, 2008 in the event of a qualified equity offering providing sufficient proceeds, redeem up to 35% of the aggregate principal amount of the CCH I notes at a redemption price of 111% of the principal amount plus accrued and unpaid interest. Aside from this provision, CCH I and CCH I Capital Corp. may not redeem at their option any of the notes prior to October 1, 2010. On or after October 1, 2010, CCH I and CCH I Capital Corp. may redeem, in whole or in part, CCH I notes at the applicable prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest if redeemed during the twelve month period beginning on October 1 of the years listed below.

Year	Percentage

2010	105.5%
2011	102.75%
2012	101.375%
2013 and thereafter	100.0%

If a change of control occurs, each holder of the CCH I notes will have the right to require the repurchase of all or any part of that holder’s CCH I notes at 101% of the principal amount plus accrued and unpaid interest.

The indenture governing the CCH I notes contains restrictive covenants that limit certain transactions or activities by CCH I and its restricted subsidiaries, including the covenants summarized below. Substantially all of CCH I’s direct and indirect subsidiaries are currently restricted subsidiaries.

The covenant in the indenture governing the CCH I notes that restricts incurrence of debt and issuance of preferred stock permits CCH I and its subsidiaries to incur or issue specified amounts of debt or preferred stock, if, after giving pro forma effect to the incurrence or issuance, CCH I could meet a leverage ratio (ratio of consolidated debt to four times EBITDA, as defined, from the most recent fiscal quarter for which internal financial reports are available) of 7.5 to 1.0.

In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, CCH I and its restricted subsidiaries are permitted to incur or issue:

•	up to $9.75 billion of debt under credit facilities (less the amount of net proceeds of asset sales applied to repay such debt as required by the asset sale covenant);

•	up to $75 million of debt incurred to finance the purchase or capital lease of new assets;

•	up to $300 million of additional debt for any purpose; and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt, and interest rate swaps to provide protection against fluctuation in interest rates.

The restricted subsidiaries of CCH I are generally not permitted to issue debt securities contractually subordinated to other debt of the issuing subsidiary or preferred stock, in either case in any public offering or private placement.

The CCH I indenture generally permits CCH I and its restricted subsidiaries to incur debt under one category, and later reclassify that debt into another category. The Charter Operating credit facilities generally impose more restrictive limitations on incurring new debt than those in the CCH I indenture, so our subsidiaries that are subject to credit facilities are not permitted to utilize the full debt incurrence that would otherwise be available under the CCH I indenture covenants.

Generally, under the CCH I indenture:

•
CCH I and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if CCH I can incur $1.00 of new debt under the leverage ratio test, which requires that CCH I meet a 7.5 to 1.0 leverage ratio after giving effect to the transaction, and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments are permitted in a total amount of up to 100% of CCH I’s consolidated EBITDA, as defined, for the period from September 28, 2005 to the end of CCH I’s most recently ended full fiscal quarter for which financial statements are available minus 1.3 times its consolidated interest expense for such period, plus 100% of new cash and appraised non-cash equity proceeds received by CCH I and not allocated to certain investments, from and after September 28, 2005, plus $100 million.

In addition, CCH I and its restricted subsidiaries may make distributions or restricted payments, so long as no default exists or would be caused by the transaction:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year;

•	to pay, regardless of the existence of any default, pass-through tax liabilities in respect of ownership of equity interests in CCH I or its restricted subsidiaries;

•	to enable certain of its parents to pay interest on certain of their indebtedness;

•
to enable certain of its parents to purchase, redeem or refinance certain indebtedness, so long as CCH I could incur $1.00 of indebtedness under the 7.5 to 1.0 leverage ratio test referred to above; or

•
to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

The indenture governing the CCH I notes restricts CCH I and its restricted subsidiaries from making investments, except specified permitted investments, or creating new unrestricted subsidiaries, if there is a default under the indenture or if CCH I could not incur $1.00 of new debt under the 7.5 to 1.0 leverage ratio test described above after giving effect to the transaction.

Permitted investments include:

•	investments by CCH I and its restricted subsidiaries in CCH I and in other restricted subsidiaries, or entities that become restricted subsidiaries as a result of the investment,

•
investments aggregating up to 100% of new cash equity proceeds received by CCH I since September 28, 2005 to the extent the proceeds have not been allocated to the restricted payments covenant described above,

•	other investments up to $750 million outstanding at any time, and

•	certain specified additional investments, such as investments in customers and suppliers in the ordinary course of business and investments received in connection with permitted asset sales.

CCH I is not permitted to grant liens on its assets other than specified permitted liens. Permitted liens include liens securing the purchase price of new assets, liens securing obligations up to $50 million and other specified liens. The lien covenant does not restrict liens on assets of subsidiaries of CCH I.

CCH I and CCH I Capital Corp., its co-issuer, are generally not permitted to sell all or substantially all of their assets or merge with or into other companies unless their leverage ratio after any such transaction would be no greater than their leverage ratio immediately prior to the transaction, or unless CCH I and its subsidiaries could incur $1.00 of new debt under the 7.50 to 1.0 leverage ratio test described above after giving effect to the transaction, no default exists, and the surviving entity is a U.S. entity that assumes the CCH I notes.

CCH I and its restricted subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, issue equity interests, unless they receive consideration at least equal to the fair market value of the assets or equity interests, consisting of at least 75% in cash, assumption of liabilities, securities converted into cash within 60 days or productive assets. CCH I and its restricted subsidiaries are then required within 365 days after any asset sale either to commit to use the net cash proceeds over a specified threshold to acquire assets, including current assets, used or useful in their businesses or use the net cash proceeds to repay certain debt, or to offer to repurchase the CCH I notes with any remaining proceeds.

CCH I and its restricted subsidiaries may generally not engage in sale and leaseback transactions unless, at the time of the transaction, CCH I could have incurred secured indebtedness in an amount equal to the present value of the net rental payments to be made under the lease, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

With certain exceptions, CCH I’s restricted subsidiaries may generally not enter into restrictions on their ability to make dividends or distributions or transfer assets to CCH I.

The restricted subsidiaries of CCH I are generally not permitted to guarantee or pledge assets to secure other debt of CCH I, except in respect of credit facilities unless the guarantying subsidiary issues a guarantee of the CCH I notes and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

The indenture also restricts the ability of CCH I and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors that the transaction is on terms no less favorable than arms-length, or transactions with affiliates involving over $50 million without receiving an independent opinion as to the fairness of the transaction to the holders of the CCH I notes.

CCH II, LLC Notes

In September 2003, CCH II and CCH II Capital Corp. jointly issued approximately $1.6 billion total principal amount of 10.25% senior notes due 2010 and in January 2006, they issued an additional $450 million principal amount of these notes. The CCH II notes are general unsecured obligations of CCH II and CCH II Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCH II and CCH II Capital Corp. The CCH II notes are structurally subordinated to all obligations of subsidiaries of CCH II, including the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

Interest on the CCH II notes accrues at 10.25% per annum and is payable semi-annually in arrears on each March 15 and September 15, commencing on March 15, 2004.

At any time prior to September 15, 2006, in the event of a qualified equity offering providing sufficient proceeds, the issuers of the CCH II notes may redeem up to 35% of the total principal amount of the CCH II notes on a pro rata basis at a redemption price equal to 110.25% of the principal amount of CCH II notes redeemed, plus any accrued and unpaid interest.

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

The indenture governing the CCH II notes contains restrictive covenants that limit certain transactions or activities by CCH II and its restricted subsidiaries, including the covenants summarized below. Substantially all of CCH II's direct and indirect subsidiaries are currently restricted subsidiaries.

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

The CCH II indenture permits CCH II and its restricted subsidiaries to incur debt under one category, and later reclassify that debt into another category. Our and our subsidiaries' credit agreements generally impose more restrictive limitations on incurring new debt than the CCH II indenture, so we and our subsidiaries that are subject to credit agreements are not permitted to utilize the full debt incurrence that would otherwise be available under the CCH II indenture covenants.

Generally, under the CCH II indenture, CCH II and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if CCH II can incur $1.00 of new debt under the leverage ratio test, which requires that CCH II meet a 5.5 to 1.0 leverage ratio after giving effect to the transaction, and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments are permitted in a total amount of up to 100% of CCH II's consolidated EBITDA, as defined, minus 1.3 times its consolidated interest expense, plus 100% of new cash and non-cash equity proceeds received by CCH II and not allocated to the debt incurrence covenant, all cumulatively from the fiscal quarter commenced July 1, 2003, plus $100 million.

In addition, CCH II may make distributions or restricted payments, so long as no default exists or would be caused by transactions:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year,

•	regardless of the existence of any default, to pay pass-through tax liabilities in respect of ownership of equity interests in CCH II or its restricted subsidiaries,

•	regardless of the existence of any default, to pay interest when due on Charter Holdings notes, CIH notes and CCH I notes,

•
to purchase, redeem or refinance, so long as CCH II could incur $1.00 of indebtedness under the 5.5 to 1.0 leverage ratio test referred to above and there is no default, Charter Holdings notes, CIH notes, CCH I notes, Charter convertible notes, and other direct or indirect parent company notes,

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

CCH II is not permitted to grant liens on its assets other than specified permitted liens. Permitted liens include liens securing debt and other obligations incurred under our subsidiaries' credit facilities, liens securing the purchase price of new assets, and liens securing indebtedness up to $50 million and other specified liens incurred in the ordinary course of business. The lien covenant does not restrict liens on assets of subsidiaries of CCH II.

CCO Holdings, LLC Notes

8 ¾% Senior Notes due 2013

In November 2003 and August 2005, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million and $300 million, respectively, total principal amount of 8¾% senior notes due 2013.

Interest on the CCO Holdings senior notes accrues at 8¾% per year and is payable semi-annually in arrears on each May 15 and November 15.

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

The CCO Holdings senior floating rate notes have an annual interest rate of LIBOR plus 4.125%, which resets and is payable quarterly in arrears on each March 15, June 15, September 15 and December 15.

At any time prior to December 15, 2006, CCO Holdings and CCO Holdings Capital Corp. may redeem up to 35% of the notes in an amount not to exceed the amount of proceeds of one or more public equity offerings at a redemption price equal to 100% of the principal amount, plus a premium equal to the interest rate per annum applicable to the notes on the date notice of redemption is given, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 65% of the original aggregate principal amount of the notes issued remains outstanding after the redemption.

CCO Holdings and CCO Holdings Capital Corp. may redeem the notes in whole or in part at the issuers’ option from December 15, 2006 until December 14, 2007 for 102% of the principal amount, from December 15, 2007 until

December 14, 2008 for 101% of the principal amount and from and after December 15, 2008, at par, in each case, plus accrued and unpaid interest.

Additional terms of the CCO Holdings Senior Notes and Senior Floating Rate Notes

The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings senior notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

The indenture governing the CCO Holdings senior notes contains restrictive covenants that limit certain transactions or activities by CCO Holdings and its restricted subsidiaries, including the covenants summarized below. Substantially all of CCO Holdings' direct and indirect subsidiaries are currently restricted subsidiaries.

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

The CCO Holdings indenture permits CCO Holdings and its restricted subsidiaries to incur debt under one category, and later reclassify that debt into another category. The Charter Operating credit facilities generally impose more restrictive limitations on incurring new debt than CCO Holdings' indenture, so our subsidiaries that are subject to credit facilities are not permitted to utilize the full debt incurrence that would otherwise be available under the CCO Holdings indenture covenants.

Generally, under CCO Holdings' indenture:

•
CCO Holdings and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if CCO Holdings can incur $1.00 of new debt under the leverage ratio test, which requires that CCO Holdings meet a 4.5 to 1.0 leverage ratio after giving effect to the transaction, and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments are permitted in a total amount of up to 100% of CCO Holdings' consolidated EBITDA, as defined, minus 1.3 times its consolidated interest expense, plus 100% of new cash and appraised non-cash equity proceeds received by CCO Holdings and not allocated to the debt incurrence covenant, all cumulatively from the fiscal quarter commenced October 1, 2003, plus $100 million.

In addition, CCO Holdings may make distributions or restricted payments, so long as no default exists or would be caused by the transaction:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year;

•	to pay, regardless of the existence of any default, pass-through tax liabilities in respect of ownership of equity interests in Charter Holdings or its restricted subsidiaries;

•	to pay, regardless of the existence of any default, interest when due on the Charter convertible notes, Charter Holdings notes, CIH notes, CCH I notes and the CCH II notes;

•
to purchase, redeem or refinance Charter Holdings notes, CIH notes, CCH I notes, CCH II notes, Charter notes, and other direct or indirect parent company notes, so long as CCO Holdings could incur $1.00 of indebtedness under the 4.5 to 1.0 leverage ratio test referred to above and there is no default; or

•
to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

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

CCO Holdings is not permitted to grant liens on its assets other than specified permitted liens. Permitted liens include liens securing debt and other obligations incurred under our subsidiaries' credit facilities, liens securing the purchase price of new assets, liens securing indebtedness up to $50 million and other specified liens incurred in the ordinary course of business. The lien covenant does not restrict liens on assets of subsidiaries of CCO Holdings.

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

CCO Holdings' restricted subsidiaries may generally not enter into restrictions on their ability to make dividends or distributions or transfer assets to CCO Holdings on terms that are materially more restrictive than those governing their debt, lien, asset sale, lease and similar agreements existing when they entered into the indenture, unless those restrictions are on customary terms that will not materially impair CCO Holdings' ability to repay its notes.

The restricted subsidiaries of CCO Holdings are generally not permitted to guarantee or pledge assets to secure debt of CCO Holdings, unless the guarantying subsidiary issues a guarantee of the notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

The indenture also restricts the ability of CCO Holdings and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors that the transaction is on terms no less favorable than arms-length, or transactions with affiliates involving over $50 million without receiving an independent opinion as to the fairness of the transaction to the holders of the CCO Holdings notes.

Bridge Loan

In October 2005, CCO Holdings and CCO Holdings Capital Corp., as guarantor thereunder, entered into the bridge loan with the Lenders whereby the Lenders have committed to make loans to CCO Holdings in an aggregate amount of $600 million. In January 2006, upon the issuance of $450 million principal amount CCH II notes, the commitment under the bridge loan agreement was reduced to $435 million. CCO Holdings may, subject to certain conditions, including the satisfaction of certain of the conditions to borrowing under the credit facilities, draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the bridge loan. Each loan will accrue interest at a rate equal to an adjusted LIBOR rate plus a spread. The spread will initially be 450 basis points and will increase (a) by an additional 25 basis points at the end of the six-month period following the date of the first borrowing, (b) by an additional 25 basis points at the end of each of the next two subsequent three month periods and (c) by 62.5 basis points at the end of each of the next two subsequent three-month periods.

Beginning on the first anniversary of the first date that CCO Holdings borrows under the bridge loan and at any time thereafter, any Lender will have the option to receive "exchange notes" (the terms of which are described below, the "Exchange Notes") in exchange for any loan that has not been repaid by that date. Upon the earlier of (x) the date that at least a majority of all loans that have been outstanding have been exchanged for Exchange Notes and (y) the date that is 18 months after the first date that CCO Holdings borrows under the bridge loan, the remainder of loans will be automatically exchanged for Exchange Notes.

As conditions to each draw, (i) there shall be no default under the bridge loan, (ii) all the representations and warranties under the bridge loan shall be true and correct in all material respects and (iii) all conditions to borrowing under the Charter Operating credit facilities (with certain exceptions) shall be satisfied.

The aggregate unused commitment will be reduced by 100% of the net proceeds from certain asset sales, to the extent such net proceeds have not been used to prepay loans or Exchange Notes. However, asset sales that generate net proceeds of less than $75 million will not be subject to such commitment reduction obligation, unless the aggregate net proceeds from such asset sales exceed $200 million, in which case the aggregate unused commitment will be reduced by the amount of such excess.

CCO Holdings will be required to prepay loans (and redeem or offer to repurchase Exchange Notes, if issued) from the net proceeds from (i) the issuance of equity or incurrence of debt by Charter and its subsidiaries, with certain exceptions, and (ii) certain asset sales (to the extent not used for purposes permitted under the bridge loan).

The covenants and events of default applicable to CCO Holdings under the bridge loan are similar to the covenants and events of default in the indenture for the senior secured notes of CCH I with various additional limitations.

The Exchange Notes will mature on the sixth anniversary of the first borrowing under the bridge loan. The Exchange Notes will bear interest at a rate equal to the rate that would have been borne by the loans. The same mandatory redemption provisions will apply to the Exchange Notes as applied to the loans, except that CCO

Holdings will be required to make an offer to redeem upon the occurrence of a change of control at 101% of principal amount plus accrued and unpaid interest.

The Exchange Notes will, if held by a person other than an initial lender or an affiliate thereof, be (a) non-callable for the first three years after the first borrowing date and (b) thereafter, callable at par plus accrued interest plus a premium equal to 50% of the coupon in effect on the first anniversary of the first borrowing date, which premium shall decline to 25% of such coupon in the fourth year and to zero thereafter. Otherwise, the Exchange Notes will be callable at any time at 100% of the amount thereof plus accrued and unpaid interest.

Charter Communications Operating, LLC Notes

On April 27, 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014, for total gross proceeds of $1.5 billion. In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placement transactions, approximately $333 million principal amount of its 8 3/8% senior second-lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007. Interest on the Charter Operating notes is payable semi-annually in arrears on each April 30 and October 30.

The Charter Operating notes were sold in a private transaction that was not subject to the registration requirements of the Securities Act of 1933. The Charter Operating notes are not expected to have the benefit of any exchange or other registration rights, except in specified limited circumstances.

On the issue date of the Charter Operating notes, because of restrictions contained in the Charter Holdings indentures, there were no Charter Operating note guarantees, even though Charter Operating’s immediate parent, CCO Holdings, and certain of our subsidiaries were obligors and/or guarantors under the Charter Operating credit facilities. Upon the occurrence of the guarantee and pledge date (generally, the fifth business day after the Charter Holdings leverage ratio was certified to be below 8.75 to 1.0), CCO Holdings and those subsidiaries of Charter Operating that were then guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations were required to guarantee the Charter Operating notes. The note guarantee of each such guarantor is:

•	a senior obligation of such guarantor;
•
structurally senior to the outstanding CCO Holdings notes (except in the case of CCO Holdings’ note guarantee, which is structurally pari passu with such senior notes), the outstanding CCH II notes, the outstanding CCH I notes, the outstanding CIH notes, the outstanding Charter Holdings notes and the outstanding Charter convertible senior notes (but subject to provisions in the Charter Operating indenture that permit interest and, subject to meeting the 4.25 to 1.0 leverage ratio test, principal payments to be made thereon); and

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

In addition, regardless of whether the leverage ratio test could be met, so long as no default exists or would result from the incurrence or issuance, Charter Operating and its restricted subsidiaries are permitted to incur or issue:

•
up to $6.8 billion of debt under credit facilities (but such incurrence is permitted only by Charter Operating and its restricted subsidiaries that are guarantors of the Charter Operating notes, so long as there are such guarantors), including debt under credit facilities outstanding on the issue date of the Charter Operating notes;

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
•
to pay, regardless of the existence of any default, interest when due on the Charter convertible notes, Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes and the CCO Holdings notes;

•
to purchase, redeem or refinance the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the Charter convertible notes, and other direct or indirect parent company notes, so long as Charter Operating could incur $1.00 of indebtedness under the 4.25 to 1.0 leverage ratio test referred to above and there is no default, or

•
to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

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

The restricted subsidiaries of Charter Operating are generally not permitted to guarantee or pledge assets to secure debt of Charter Operating, unless the guarantying subsidiary issues a guarantee of the notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

The indenture also restricts the ability of Charter Operating and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors that the transaction is on terms no less favorable than arms-length, or transactions with affiliates involving over $50 million without receiving an independent opinion as to the fairness of the transaction to the holders of the Charter Operating notes.

Charter Operating and its restricted subsidiaries are generally not permitted to transfer equity interests in restricted subsidiaries unless the transfer is of all of the equity interests in the restricted subsidiary or the restricted subsidiary remains a restricted subsidiary and net proceeds of the equity sale are applied in accordance with the asset sales covenant.

Until the guarantee and pledge date, the Charter Operating notes are secured by a second-priority lien on all of Charter Operating’s assets that secure the obligations of Charter Operating under the Charter Operating credit facility and specified related obligations. The collateral secures the obligations of Charter Operating with respect to the 8% senior second-lien notes due 2012 and the 8 3/8% senior second-lien notes due 2014 on a ratable basis. The collateral consists of substantially all of Charter Operating’s assets in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations), including, but not limited to:

•	all of the capital stock of all of Charter Operating’s direct subsidiaries, including, but not limited to, CCO NR Holdings, LLC; and
•
all intercompany obligations owing to Charter Operating including, but not limited to, intercompany notes from CC VI Operating, CC VIII Operating and Falcon, which notes are supported by the same guarantees and collateral that supported these subsidiaries’ credit facilities prior to the amendment and restatement of the Charter Operating credit facilities.

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

In March 2005, CC V Holdings, LLC redeemed in full the notes outstanding under the CC V indenture. Following that redemption CC V Holdings, LLC and its subsidiaries guaranteed the Charter Operating credit facilities and the related obligations and secured those guarantees with first-priority liens, and guaranteed the notes and secured the Charter Operating senior second lien notes with second-priority liens, on substantially all of their assets in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations).

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

In the event that additional liens are granted by Charter Operating or its subsidiaries to secure obligations under the Charter Operating credit facilities or the related obligations, second priority liens on the same assets will be granted to secure the Charter Operating notes, which liens will be subject to the provisions of an intercreditor agreement (to which none of Charter Operating or its affiliates are parties). Notwithstanding the foregoing sentence, no such second priority liens need be provided if the time such lien would otherwise be granted is not during a guarantee and pledge availability period (when the Leverage Condition is satisfied), but such second priority liens will be required to be provided in accordance with the foregoing sentence on or prior to the fifth business day of the commencement of the next succeeding guarantee and pledge availability period.

Renaissance Media Notes

The 10% senior discount notes due 2008 were issued by Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Holdings Capital Corporation, with Renaissance Media Group LLC as guarantor and the United States Trust Company of New York as trustee. Renaissance Media Group LLC, which is the direct or indirect parent company of these issuers, is a subsidiary of Charter Operating. The Renaissance 10% notes and the Renaissance guarantee are unsecured, unsubordinated debt of the issuers and the guarantor, respectively. In October 1998, the issuers of the Renaissance notes exchanged $163 million of the original issued and outstanding Renaissance notes for an equivalent value of new Renaissance notes. The form and terms of the new Renaissance notes are the same in all material respects as the form and terms of the original Renaissance notes except that the issuance of the new Renaissance notes was registered under the Securities Act.

Interest on the Renaissance notes is payable semi-annually in arrears in cash at a rate of 10% per year. The Renaissance notes are redeemable at the option of the issuers thereof, in whole or in part, initially at 105% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006.

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

•	up to the greater of $200 million or 4.5 times Renaissance Media Group's consolidated annualized EBITDA, as defined,

•	up to an amount equal to 5% of Renaissance Media Group's consolidated total assets to finance the purchase of new assets,

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

Under the indenture governing the Renaissance notes, Renaissance Media Group and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, make restricted investments, or make other specified restricted payments only if Renaissance Media Group could incur $1.00 of additional debt under the debt incurrence test, which requires that Renaissance Media Group meet the 6.75 to 1.0 leverage ratio after giving effect to the transaction of the indebtedness covenant and that no default exists or would occur as a consequence thereof. If those conditions are met, Renaissance Media Group and its restricted subsidiaries are permitted to make restricted payments in a total amount not to exceed the result of 100% of Renaissance Media Group's consolidated EBITDA, as defined, minus 130% of its consolidated interest expense, plus 100% of new cash equity proceeds received by Renaissance Media Group and not allocated to the indebtedness covenant, plus returns on certain investments, all cumulatively from June 1998. Renaissance Media Group and its restricted subsidiaries may make permitted investments up to $2 million in related businesses and other specified permitted investments, restricted payments up to $10 million, dividends up to 6% each year of the net cash proceeds of public equity offerings, and other specified restricted payments without meeting the foregoing test.

Renaissance Media Group and its restricted subsidiaries are not permitted to grant liens on their assets other than specified permitted liens, unless corresponding liens are granted to secure the Renaissance notes. Permitted liens include liens securing debt permitted to be incurred under credit facilities, liens securing debt incurred under the incurrence of indebtedness test, in amounts up to the greater of $200 million or 4.5 times Renaissance Media Group's consolidated EBITDA, as defined, liens as deposits for acquisitions up to 10% of the estimated purchase price, liens securing permitted financings of new assets, liens securing debt permitted to be incurred by restricted subsidiaries, and specified liens incurred in the ordinary course of business.

Renaissance Media Group and the issuers of the Renaissance notes are generally not permitted to sell or otherwise dispose of all or substantially all of their assets or merge with or into other companies unless their consolidated net worth after any such transaction would be equal to or greater than their consolidated net worth immediately prior to the transaction, or unless Renaissance Media Group could incur $1.00 of additional debt under the debt incurrence test, which would require them to meet a leverage ratio of 6.75 to 1.00 after giving effect to the transaction.

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

Renaissance Media Group's restricted subsidiaries may generally not enter into restrictions on their abilities to make dividends or distributions or transfer assets to Renaissance Media Group except those not more restrictive than is customary in comparable financings.

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

All of these covenants are subject to additional specified exceptions. In general, the covenants of our subsidiaries' credit agreements are more restrictive than those of our indentures.

Cross-Defaults

Our indentures and those of certain of our subsidiaries include various events of default, including cross-default provisions. Under these provisions, a failure by any of the issuers or any of their restricted subsidiaries to pay at the final maturity thereof the principal amount of other indebtedness having a principal amount of $100 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing the applicable notes. The Renaissance indenture contains a similar cross-default provision with a $10 million threshold that applies to the issuers of the Renaissance notes and their restricted subsidiaries. As a result, an event of default related to the failure to repay principal at maturity or the acceleration of the indebtedness under the Charter Holdings notes, CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes, the Charter Operating credit facilities or the Renaissance notes could cause cross-defaults under our subsidiaries’ indentures.

Related Party Transactions

See "Item 13. Certain Relationships and Related Transactions — Business Relationships" for information regarding related party transactions and transactions with other parties with whom we or our related parties may have a relationship that enables the parties to negotiate terms of material transactions that may not be available from other, more clearly independent parties, on an arms length basis.

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

At December 31, 2005 and 2004, we had outstanding $1.8 billion and $2.7 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," for further information regarding the fair values and contract terms of our interest rate agreements.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Non-monetary Assets — An Amendment of APB No. 29. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We adopted this pronouncement effective April 1, 2005. The exchange transaction discussed in Note 3 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data", was accounted for under this standard.

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will be effective for us beginning January 1, 2006. Because we adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, we do not expect this revised standard to have a material impact on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This pronouncement is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation did not have a material impact on our financial statements.

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

As of December 31, 2005 and 2004, our long-term debt totaled approximately $18.5 billion and $18.5 billion, respectively. This debt was comprised of approximately $5.7 billion and $5.5 billion of credit facilities debt and $12.8 billion and $13.0 billion accreted amount of high-yield notes, respectively.

As of December 31, 2005 and 2004, the weighted average interest rate on the credit facility debt was approximately 7.8% and 6.8% and the weighted average interest rate on the high-yield notes was approximately 10.2% and 9.9%, respectively, resulting in a blended weighted average interest rate of 9.5% and 9.0%, respectively. The interest rate on approximately 76% and 82% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2005 and 2004, respectively. The fair value of our high-yield notes was $10.4 billion and $12.2 billion at December 31, 2005 and 2004, respectively. The fair value of our credit facilities is $5.7 billion and $5.5 billion at December 31, 2005 and 2004, respectively. The fair value of high-yield notes is based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

We do not hold or issue derivative instruments for trading purposes. We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2005, 2004 and 2003, net gain (loss) on derivative instruments and hedging activities includes gains of $3 million, $4 million and $8 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the years ended December 31, 2005, 2004 and 2003, a gain of $16 million, $42 million and $48 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as gain (loss) on derivative instruments and hedging activities in our statements of operations. For the years ended December 31, 2005, 2004 and 2003, net gain (loss) on derivative instruments and hedging activities includes gains of $47 million, $65 million and $57 million, respectively, for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2005 (dollars in millions):

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value at December 31, 2005
Debt
Fixed Rate	$--	$105	$114	$684	$1,693	$9,576	$12,172	$9,862
Average Interest Rate	--	8.25%	10.00%	9.50%	10.29%	10.44%	10.34%

Variable Rate	$30	$280	$630	$779	$1,762	$2,800	$6,281	$6,256
Average Interest Rate	7.94%	7.67%	7.67%	7.74%	8.14%	8.07%	7.99%

Interest Rate Instruments
Variable to Fixed Swaps	$873	$975	$--	$--	$--	$--	$1,848	$4
Average Pay Rate	8.23%	8.00%	--	--	--	--	8.11%
Average Receive Rate	7.83%	7.77%	--	--	--	--	7.80%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London

Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 2005.

At December 31, 2005 and 2004, we had outstanding $1.8 billion and $2.7 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

There was no change in our internal control over financial reporting during 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, Charter’s management believes that its controls provide such reasonable assurances.

Item 9B. Other Information.

Robert A. Quigley, Executive Vice President and Chief Marketing Officer, and Charter executed an offer letter dated as of November 22, 2005 pursuant to which Charter agreed to pay him a signing bonus of $200,000 deferred until January 2006; grant options to purchase 145,800 shares of Charter Class A common stock under our 2001 Stock Incentive Plan; 83,700 performance shares under our 2001 Stock Incentive Plan; and 50,000 shares of Charter restricted stock which will vest over a three year period. For a description of Mr. Quigley’s employment agreement, see "Item 10. Directors and Executive Officers of Registrant - Employment Arrangements and Related Agreements."

PART III

Item 10. Directors and Executive Officers of Registrant.

Directors

Charter Holdings is a holding company with no operations. Charter Capital is a direct, wholly owned finance subsidiary of Charter Holdings that exists solely for the purpose of serving as co-obligor of the senior notes and senior discount notes issued by Charter Holdings. Neither Charter Holdings nor Charter Capital has any employees. We and our direct and indirect subsidiaries are managed by Charter. See "Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Intercompany Management Arrangements."

The persons listed below are directors of Charter or Charter Capital, as indicated. All of our directors are elected annually.

Director	Position(s)

Paul G. Allen	Chairman of the board of directors
W. Lance Conn	Director of Charter
Nathaniel A. Davis	Director of Charter
Jonathan L. Dolgen	Director of Charter
Robert P. May	Director of Charter
David C. Merritt	Director of Charter
Marc B. Nathanson	Director of Charter
Jo Allen Patton	Director of Charter
Neil Smit	Director of Charter, Charter Capital, President and Chief Executive Officer of Charter, Charter Holdco and Charter Holdings
John H. Tory	Director of Charter
Larry W. Wangberg	Director of Charter

The following sets forth certain biographical information with respect to the directors listed above.

Paul G. Allen, 53, has been Chairman of Charter’s board of directors since July 1999, and Chairman of the board of directors of CII (a predecessor to, and currently an affiliate of, Charter) since December 1998. Mr. Allen, co-founded Microsoft Corporation with Bill Gates in 1976 and remained the company’s chief technologist until he left Microsoft Corporation in 1983. Mr. Allen is the founder and chairman of Vulcan Inc., a multibillion dollar investment portfolio that includes large stakes in DreamWorks Animation SKG, Digeo, Oxygen Media, real estate and more than 40 other technology, media and content companies. In 2004, Mr. Allen funded SpaceShipOne, the first privately-funded effort to successfully put a civilian in suborbital space and winner of the Ansari X-Prize competition. Mr. Allen also owns the Seattle Seahawks NFL and Portland Trail Blazers NBA franchises. In addition, Mr. Allen is a director of Vulcan Programming Inc., Vulcan Ventures, Inc., Vulcan Inc., Vulcan Cable III Inc., numerous privately held companies and, until its sale in May 2004 to an unrelated third party, TechTV L.L.C.

W. Lance Conn, 37, was elected to the board of directors of Charter in September 2004. Since July 2004, Mr. Conn has served as Executive Vice President, Investment Management for Vulcan Inc., the investment and project management company that oversees a diverse multi-billion dollar portfolio of investments by Paul G. Allen. Prior to joining Vulcan Inc., Mr. Conn was employed by America Online, Inc., an interactive online services company, from March 1996 to May 2003. From 1997 to 2000, Mr. Conn served in various senior business development roles at America Online. In 2000, Mr. Conn began supervising all of America Online’s European investments, alliances and business initiatives. In 2002, he became Senior Vice President of America Online U.S. where he led a company-wide effort to restructure and optimize America Online’s operations. From September 1994 until February 1996, Mr. Conn was an attorney with the Shaw Pittman law firm in Washington, D.C. Mr. Conn holds a J.D. degree from the University of Virginia, a M.A. degree in history from the University of Mississippi and an A.B. degree in history from Princeton University.

Nathaniel A. Davis, 52, was elected to the board of directors of Charter on August 23, 2005. Since June 2003, Mr. Davis has been Managing Director and owner of RANND Advisory Group, a technology Consulting Group, which advises venture capital, telecom and other technology related firms. From January 2000 through May of 2003, he was President and Chief Operating Officer of XO Communication, Inc. XO Communications filed a petition to reorganize under Chapter 11 of the Bankruptcy Code in June 2002 and completed its restructuring and emerged from Chapter 11 in January 2003. From October 1998 to December 1999 he was Executive Vice President, Network and Technical Services of Nextel Communications, Inc. Prior to that, he worked for MCI Communications from 1982 until 1998 in a number of positions, including as Chief Financial Officer of MCIT from November 1996 until October 1998. Prior to that, Mr. Davis served in a variety of roles that include Senior Vice President of Network Operations, Chief Operating Officer of MCImetro, Sr. Vice President of Finance, Vice President of Systems Development. Mr. Davis holds a B.S. degree from Stevens Institute of Technology, an M.S. degree from Moore School of Engineering and an M.B.A. degree from the Wharton School at the University of Pennsylvania. He is a member of the boards of XM Satellite Radio Holdings, Inc. and of Mutual of America Capital Management Corporation.

Jonathan L. Dolgen, 60, was elected to the board of directors of Charter in October 2004. Since July 2004, Mr. Dolgen has also been a Senior Advisor to Viacom Inc. ("Old Viacom"), a worldwide entertainment and media company, where he provided advisory services to the Chief Executive Officer of Old Viacom, or others designated by him, on an as requested basis. Effective December 31, 2005, Old Viacom was separated into two publicly traded companies, Viacom Inc. ("New Viacom") and CBS Corporation. Since the separation of Old Viacom, Mr. Dolgen provides advisory services to the Chief Executive Officer of New Viacom, or others designated by him, on an as requested bases. Since July 2004, Mr. Dolgen has been a private investor and since September 2004, Mr. Dolgen has been a principal of Wood River Ventures, LLC, a private start-up entity that seeks investment and other opportunities primarily in the media sector. Mr. Dolgen is also a member of the board of directors of Expedia, Inc. From April 1994 to July 2004, Mr. Dolgen served as Chairman and Chief Executive Officer of the Viacom Entertainment Group, a unit of Old Viacom, where he oversaw various operations of Old Viacom’s businesses, which during 2003 and 2004 primarily included the operations engaged in motion picture production and distribution, television production and distribution, regional theme parks, theatrical exhibition and publishing. As a result of the separation of Old Viacom, Old Viacom’s motion picture production and distribution and theatrical exhibition business became part of New Viacom’s businesses, and the remainder of Old Viacom’s businesses overseen by Mr. Dolgen remained with CBS Corporation. Mr. Dolgen began his career in the entertainment industry in 1976, and until joining the Viacom Entertainment Group, served in executive positions at Columbia Pictures Industries, Inc., Twentieth Century Fox and Fox, Inc., and Sony Pictures Entertainment. Mr. Dolgen holds a B.S. degree from Cornell University and a J.D. degree from New York University.

Robert P. May, 56, was elected to Charter’s board of directors in October 2004 and was Charter’s Interim President and Chief Executive Officer from January until August 2005. Mr. May was named Chief Executive Officer and a director of Calpine Corporation, a power company, in December 2005. Calpine filed for Chapter 11 bankruptcy reorganization in December 2005. He served on the board of directors of HealthSouth Corporation, a national provider of healthcare services, from October 2002 until October 2005, and was its Chairman from July 2004 until October 2005. Mr. May also served as HealthSouth Corporation’s Interim Chief Executive Officer from March 2003 until May 2004, and as Interim President of its Outpatient and Diagnostic Division from August 2003 to January 2004. Since March 2001, Mr. May has been a private investor and principal of RPM Systems, which provides strategic business consulting services. From March 1999 to March 2001, Mr. May served on the board of directors and was Chief Executive of PNV Inc., a national telecommunications company. Prior to his employment at PNV Inc., Mr. May was Chief Operating Officer and a member of the board of directors of Cablevision Systems Corporation from October 1996 to February 1998, and from 1973 to 1993 he held several senior executive positions with Federal Express Corporation, including President, Business Logistics Services. Mr. May was educated at Curry College and Boston College and attended Harvard Business School’s Program for Management Development. He is a member of Deutsche Bank of Americas Advisory Board.

David C. Merritt, 51, was elected to the board of directors of Charter in July 2003, and was also appointed as Chairman of Charter’s Audit Committee at that time. Since October 2003, Mr. Merritt has been a Managing Director of Salem Partners, LLC, an investment banking firm. He was a Managing Director in the Entertainment Media Advisory Group at Gerard Klauer Mattison & Co., Inc., a company that provided financial advisory services to the entertainment and media industries from January 2001 through April 2003. From July 1999 to November 2000, he served as Chief Financial Officer of CKE Associates, Ltd., a privately held company with interests in talent management, film production, television production, music and news media. He also served as a director of Laser-Pacific Media Corporation from January 2001 until October 2003 and served as Chairman of its audit committee. In December 2003, he became a director of Outdoor Channel Holdings, Inc and serves as Chairman of its audit committee. Mr. Merritt joined KPMG in 1975 and served in a variety of capacities during his years with the firm, including national partner in charge of the media and entertainment practice and before joining CKE Associates, Mr. Merritt was an audit and consulting partner of KPMG for 14 years. In February 2006, Mr. Merritt became a director of Calpine Corporation. Mr. Merritt holds a B.S. degree in business and accounting from California State University — Northridge.

Marc B. Nathanson, 60, has been a director of Charter since January 2000 and serves as Vice Chairman of Charter’s board of directors, a non-executive position. Mr. Nathanson is the Chairman of Mapleton Investments LLC, an investment vehicle formed in 1999. He also founded and served as Chairman and Chief Executive Officer of Falcon Holding Group, Inc., a cable operator, and its predecessors, from 1975 until 1999. He served as Chairman and Chief Executive Officer of Enstar Communications Corporation, a cable operator, from 1988 until November 1999. Prior to 1975, Mr. Nathanson held executive positions with Teleprompter Corporation, Warner Cable and Cypress Communications Corporation. In 1995, he was appointed by the President of the United States to the Broadcasting Board of Governors, and from 1998 through September 2002, served as its Chairman. Mr. Nathanson holds a B.A. in Mass Communications from the University of Denver and a M.A. in political science from University of California/Santa Barbara.

Jo Allen Patton, 48, has been a director of Charter since April 2004. Ms. Patton joined Vulcan Inc. as Vice President in 1993, and since that time she has served as an officer and director of many affiliates of Mr. Allen, including her current position as President and Chief Executive Officer of Vulcan Inc. since July 2001. Ms. Patton is also President of Vulcan Productions, an independent feature film and documentary production company, Vice Chair of First & Goal, Inc., which developed and operated the Seattle Seahawks NFL stadium, and serves as Executive Director of the six Paul G. Allen Foundations. Ms. Patton is a co-founder of the Experience Music Project museum, as well as the Science Fiction Museum and Hall of Fame. Ms. Patton is the sister of Mr. Allen.

Neil Smit, 47, was elected a director and President and Chief Executive Officer of Charter on August 22, 2005. He had previously worked at Time Warner, Inc. since 2000, most recently serving as the President of Time Warner’s America Online Access Business. He also served at America Online ("AOL") as Executive Vice President, Member Development, Senior Vice President of AOL’s product and programming team, Chief Operating Officer of AOL Local, Chief Operating Officer of MapQuest. Prior to that he was a Regional President with Nabisco and was with Pillsbury in a number of management positions. Mr. Smit has a B.S. degree from Duke University and a M.S. degree with a focus in international business from Tufts University’s Fletcher School of Law and Diplomacy.

John H. Tory, 51, has been a director of Charter since December 2001. Mr. Tory served as the Chief Executive Officer of Rogers Cable Inc., Canada’s largest broadband cable operator, from 1999 until 2003. From 1995 to 1999, Mr. Tory was President and Chief Executive Officer of Rogers Media Inc., a broadcasting and publishing company. Prior to joining Rogers, Mr. Tory was a Managing Partner and member of the executive committee at Tory Tory DesLauriers & Binnington, one of Canada’s largest law firms. Mr. Tory serves on the board of directors of Rogers Telecommunications Limited and Cara Operations Limited and is Chairman of Cara Operations’ Audit Committee. Mr. Tory was educated at University of Toronto Schools, Trinity College (University of Toronto) and Osgoode Hall Law School. Effective September 18, 2004, Mr. Tory was elected Leader of the Ontario Progressive Conservative Party. On March 17, 2005, he was elected a Member of the Provincial Parliament and on March 29, 2005, became the Leader of Her Majesty’s Loyal Opposition. On June 29, 2005, Mr. Tory formally notified Charter that he intends to resign from the board of directors. The date for his departure has not yet been determined, but he has indicated that he will continue to serve on Charter’s board, as well as the audit committee, at least until a replacement director is named.

Larry W. Wangberg, 63, has been a director of Charter since January 2002. Since July 2002, Mr. Wangberg has been an independent business consultant. From August 1997 to May 2004, Mr. Wangberg was a director of TechTV L.L.C., a cable television network controlled by Paul Allen. He also served as its Chairman and Chief Executive Officer from August 1997 through July 2002. In May 2004, TechTV L.L.C. was sold to an unrelated party. Prior to joining TechTV L.L.C., Mr. Wangberg was Chairman and Chief Executive Officer of StarSight Telecast Inc., an interactive navigation and program guide company which later merged with Gemstar International, from 1994 to 1997. Mr. Wangberg was Chairman and Chief Executive Officer of Times Mirror Cable Television and Senior Vice President of its corporate parent, Times Mirror Co., from 1983 to 1994. He currently serves on the boards of Autodesk Inc. and ADC Telecommunications, Inc. Mr. Wangberg holds a B.S. degree in mechanical engineering and a M.S. degree in industrial engineering, both from the University of Minnesota.

Board of Directors and Committees of the Board of Directors

Charter's board of directors meets regularly throughout the year on a set schedule. The board may also hold special meetings and act by written consent from time to time if necessary. Meetings of the independent members of the board occur on the same day as regularly scheduled meetings of the full board. Management is not present at these meetings.

Charter’s board of directors delegates authority to act with respect to certain matters to board committees whose members are appointed by the board. As of December 31, 2005 the following were the committees of Charter's board of directors: Audit Committee, Financing Committee, Compensation Committee, Executive Committee, Strategic Planning Committee, and a Special Committee for matters related to the CC VIII put dispute.

Charter’s Audit Committee, which has a written charter approved by the board, consists of Nathaniel Davis, John Tory and David Merritt, all of whom are believed to be independent in accordance with the applicable corporate governance listing standards of the NASDAQ National Market. Charter's board of directors has determined that, in its judgment, David Merritt is an audit committee financial expert within the meaning of the applicable federal regulations.

Mr. Charles Lillis resigned from Charter’s board of directors, effective March 28, 2005, and prior to that time, Mr. Lillis was one of three independent members of Charter’s Audit Committee. On August 23, 2005, Nathaniel Davis, who was deemed independent by Charter’s board of directors in accordance with the applicable corporate governance listing standards of the NASDAQ National Market, was elected to Charter’s Audit Committee.

On June 29, 2005, Mr. Tory formally notified Charter that he intends to resign from its board of directors and the board committees on which he serves. The date for Mr. Tory’s departure has not yet been determined, but he has indicated that he will continue to serve on Charter’s board and its committees at least until a replacement director is named.

Director Compensation

Each non-employee member of Charter’s board receives an annual retainer of $40,000 in cash plus restricted stock, vesting one year after the date of grant, with a value on the date of grant of $50,000. In addition, Charter’s Audit Committee chair receives $25,000 per year, and the chair of each other committee receives $10,000 per year. Prior to February 22, 2005, all committee members also received $1,000 for attendance at each committee meeting. Beginning on February 22, 2005 each director also received $1,000 for telephonic attendance at each meeting of the full board and $2,000 for in-person attendance. Each director of Charter is entitled to reimbursement for costs incurred in connection with attendance at board and committee meetings. Vulcan has informed us that, in accordance with its internal policy, Mr. Conn turns over to Vulcan all cash compensation he receives for his participation on Charter's board of directors or committees thereof.

Directors who were employees did not receive additional compensation in 2004 or 2005. Messrs. Vogel and Smit, who were Charter’s President and Chief Executive Officer in 2005, were the only directors who were also employees during 2005. Mr. May, who was our Interim President and Chief Executive Officer from January 2005 until August 2005, was not an employee. However, he received fees and a bonus pursuant to an agreement. See "Employment Arrangements."

Charter’s Bylaws provide that all directors are entitled to indemnification to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses incurred in connection with or arising out of the performance by them of their duties for Charter or its subsidiaries.

Executive Officers

The following persons are executive officers of Charter and other than Mr. Allen, also hold similar positions with Charter Holdco, Charter Holdings and Charter Capital:

Executive Officers	Position

Paul G. Allen	Chairman of Charter’s Board of Directors
Neil Smit	President and Chief Executive Officer
Michael J. Lovett	Executive Vice President and Chief Operating Officer
Jeffrey T. Fisher	Executive Vice President and Chief Financial Officer
Grier C. Raclin	Executive Vice President, General Counsel and Corporate Secretary
Wayne H. Davis	Executive Vice President and Chief Technical Officer
Robert A. Quigley	Executive Vice President and Chief Marketing Officer

Sue Ann R. Hamilton	Executive Vice President, Programming
Lynne F. Ramsey	Senior Vice President, Human Resources
Paul E. Martin	Senior Vice President, Principal Accounting Officer and Corporate Controller

Information regarding our executive officers who do not serve as directors is set forth below.

Michael J. Lovett, 44, Executive Vice President and Chief Operating Officer. Mr. Lovett was promoted to his current position in April 2005. Prior to that he served as Executive Vice President, Operations and Customer Care from September 2004 through March 2005, and as Senior Vice President, Midwest Division Operations and as Senior Vice President of Operations Support, since joining Charter in August 2003 until September 2004. Mr. Lovett was Chief Operating Officer of Voyant Technologies, Inc., a voice conferencing hardware/software solutions provider, from December 2001 to August 2003. From November 2000 to December 2001, he was Executive Vice President of Operations for OneSecure, Inc., a startup company delivering management/monitoring of firewalls and virtual private networks. Prior to that, Mr. Lovett was Regional Vice President at AT&T from June 1999 to November 2000 where he was responsible for operations. Mr. Lovett was Senior Vice President at Jones Intercable from October 1989 to June 1999 where he was responsible for operations in nine states. Mr. Lovett began his career in cable television at Centel Corporation where he held a number of positions. Mr. Lovett serves on the Board of Directors for Conversant Communications and Digeo, Inc.

Jeffrey T. Fisher, 43, Executive Vice President and Chief Financial Officer. Mr. Fisher was appointed to the position of Executive Vice President and Chief Financial Officer, effective February 6, 2006. Prior to joining Charter, Mr. Fisher was employed by Delta Airlines, Inc. from 1998 to 2006 in a number of positions including Senior Vice President - Restructuring from September 2005 until January 2006, President and General Manager of Delta Connection, Inc. from January to September 2005, Chief Financial Officer of Delta Connection from 2001 until January 2005, Vice President of Finance, Marketing and Sales Controller of Delta Airlines in 2001 and Vice President of Financial Planning and Analysis of Delta Airlines from 2000 to 2001. Delta Airlines filed a petition under Chapter 11 of the Bankruptcy Code on September 14, 2005. Mr. Fisher received a B.B.M. degree from Embry Riddle University and a M.B.A. degree in International Finance from University of Texas in Arlington, Texas.

Grier C. Raclin, 53, Executive Vice President, General Counsel and Corporate Secretary. Mr. Raclin joined Charter in his current position in October 2005. Prior to joining Charter, Mr. Raclin had served as the Chief Legal Officer and Corporate Secretary of Savvis Communications Corporation since January 2003. Prior to joining Savvis, Mr. Raclin served as Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary from 2000 to 2002 and as Senior Vice President of Corporate Affairs, General Counsel and Corporate Secretary from 1997 to 2000 of Global TeleSystems Inc. ("GTS"). In 2001, GTS filed, in pre-arranged proceedings, a petition for "surseance"(moratorium), offering a composition, in The Netherlands and a petition under Chapter 11 of the United States Bankruptcy Code, both in connection with the sale of the company to KPNQwest. Prior to joining GTS, Mr. Raclin was Vice-Chairman and a Managing Partner of Gardner, Carton and Douglas in Washington, D.C. Mr. Raclin earned a J.D. degree from Northwestern University Law School, where he served on the Editorial Board of the Northwestern University Law School Law Review, attended business school at the University of Chicago Executive Program and earned a B.S. degree from Northwestern University, where he was a member of Phi Beta Kappa.

Wayne H. Davis, 52, Executive Vice President and Chief Technical Officer. Prior to his current position, Mr. Davis served as Senior Vice President, Engineering and Technical Operations, and as Assistant to the President/Vice President of Management Services since July 2002 and prior to that, he was Vice President of Engineering/Operations for Charter’s National Region from December 2001. Before joining Charter, Mr. Davis held the position of Vice President of Engineering for Comcast Corporation, Inc. Prior to that, he held various engineering positions including Vice President of Engineering for Jones Intercable Inc. He began his career in the cable industry in 1980. He attended the State University of New York at Albany. Mr. Davis serves as a technical advisory board member of Net2Phone, Inc., and as a board member of @Security Broadband Corp., a company in which Charter owns an equity investment interest. Mr. Davis is also a member of the Society of Cable Telecommunications Engineers.

Robert A. Quigley, 62, Executive Vice President and Chief Marketing Officer. Mr. Quigley joined Charter in his current position in December 2005. Prior to joining Charter, Mr. Quigley was President and CEO at Quigley Consulting Group, LLC, a private consulting group, from April 2005 to December 2005. From March 2004 to March 2005, he was Executive Vice President of Sales and Marketing at Cardean Education Group (formerly UNext com LLC), a private online education company. From February 2000 to March 2004, Mr. Quigley was Executive

Vice President of America Online and Chief Operating Officer of its Consumer Marketing division. Prior to America Online, he was owner, President and CEO of Wordsquare Publishing Co. from July 1994 to February 2000. Mr. Quigley is a graduate of Wesleyan University with a B.A. degree in history and is a member of the Direct Marketing Association Board of Directors.

Sue Ann R. Hamilton, 45, Executive Vice President, Programming. Ms. Hamilton joined Charter as Senior Vice President of Programming in March 2003 and was promoted to her current position in April 2005. From March 1999 to November 2002, Ms. Hamilton served as Vice President of Programming for AT&T Broadband, L.L.C. Prior to that, from October 1993 to March 1999, Ms. Hamilton held numerous management positions at AT&T Broadband, L.L.C. and Tele-Communications, Inc. (TCI), which was acquired by AT&T Broadband, L.L.C. in 1999. Prior to her cable television career with TCI, she was a partner with Kirkland & Ellis representing domestic and international clients in complex commercial transactions and securities matters. A magna cum laude graduate of Carleton College in Northfield, Minnesota, Ms. Hamilton received a J.D. degree from Stanford Law School, where she was Associate Managing Editor of the Stanford Law Review and Editor of the Stanford Journal of International Law.

Lynne F. Ramsey, 48, Senior Vice President, Human Resources. Ms. Ramsey joined Charter’s Human Resources group in March 2001 and served as Corporate Vice President, Human Resources. She was promoted to her current position in July 2004. Before joining Charter, Ms. Ramsey was Executive Vice President of Human Resources for Broadband Infrastructure Group from March 2000 through November 2000. From 1994 to 1999, Ms. Ramsey served as Senior Vice President of Human Resources for Firstar Bank, previously Mercantile Bank of St. Louis. She served as Vice President of Human Resources for United Postal Savings from 1982 through 1994, when it was acquired by Mercantile Bank of St. Louis. Ms. Ramsey received a bachelor’s degree in Education from Maryville College and a master’s degree in Human Resources Management from Washington University.

Paul E. Martin, 45, Senior Vice President, Principal Accounting Officer and Corporate Controller. Mr. Martin has been employed by Charter since March 2000, when he joined Charter as Vice President and Corporate Controller. In April 2002, Mr. Martin was promoted to Senior Vice President, Principal Accounting Officer and Corporate Controller and in August 2004 was named Interim co-Chief Financial Officer and in April 2005 was named Interim Chief Financial Officer and ceased being Interim Chief Financial Officer on February 6, 2006, upon the appointment of Jeffrey Fisher as the new Chief Financial Officer. Prior to joining us in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin received a B.S. degree with honors in accounting from the University of Missouri — St. Louis.

Compensation Committee Interlocks and Insider Participation

At the beginning of 2005, Mr. Lillis and Mr. Merritt served as the Option Plan Committee which administered the 1999 Charter Communications Option Plan and the Charter Communications, Inc. 2001 Stock Incentive Plan and the Compensation Committee consisted of Messrs. Allen, Lillis and Nathanson. The Option Plan Committee and the Compensation Committee merged in February 2005 and the committee then consisted of Messrs. Allen, Merritt and Nathanson. Mr. May joined the committee in August 2005. The Compensation Committee is currently comprised of Messrs. Allen, May, Merritt and Nathanson.

No member of Charter’s Compensation Committee or its Option Plan Committee was an officer or employee of Charter or any of its subsidiaries during 2005, except for Mr. Allen, who served as a non-employee chairman of the Compensation Committee and Mr. May who served in a non-employee capacity as Interim President and Chief Executive Officer from January 2005 until August 2005. Mr. May joined the Compensation Committee in August 2005 after his service as Interim President and Chief Executive Officer. Also, Mr. Nathanson was an officer of certain subsidiaries of Charter prior to their acquisition by Charter in 1999 and held the title of Vice Chairman of Charter’s board of directors, a non-executive, non-salaried position in 2005. Mr. Allen is the 100% owner and a director of Vulcan Inc. and certain of its affiliates, which employs Mr. Conn and Ms. Patton as executive officers. Mr. Allen also was a director of and indirectly owned 98% of TechTV, of which Mr. Wangberg, one of Charter’s directors, was a director until the sale of TechTV to an unrelated third party in May 2004. Transactions between Charter and members of the Compensation Committee are more fully described in "— Director Compensation" and in "Item 13. Certain Relationships and Related Transactions — Other Miscellaneous Relationships."

During 2005, (1) none of Charter’s executive officers served on the compensation committee of any other company that has an executive officer currently serving on Charter’s board of directors, Compensation Committee or Option Plan Committee and (2) none of Charter’s executive officers served as a director of another entity, one of whose executive officers served on the Compensation Committee or Option Plan Committee, except for Carl Vogel who served as a director of Digeo, Inc., an entity of which Paul Allen is a director and by virtue of his position as Chairman of the board of directors of Digeo, Inc. is also a non-employee executive officer. Mr. Lovett was appointed a director of Digeo, Inc. in December 2005

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met in 2005.

Code of Ethics

Charter has adopted a Code of Conduct that constitutes a Code of Ethics within the meaning of federal securities regulations for our employees, including all executive officers, and established a hotline and website for reporting alleged violations of the code of conduct, established procedures for processing complaints and implemented educational programs to inform our employees regarding the Code of Conduct. The Code of Conduct is posted on Charter’s website at www.charter.com.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information as of December 31, 2005 regarding the compensation to those executive officers listed below for services rendered for the fiscal years ended December 31, 2003, 2004 and 2005. These officers consist of three individuals who served as Chief Executive Officer, and each of the other four most highly compensated executive officers as of December 31, 2005. Pursuant to a mutual services agreement, each of Charter and Charter Holdco provides its personnel and services to the other, including the knowledge and expertise of their respective officers that are reasonably requested to manage Charter Holdco, Charter Holdings and the cable systems owned by their subsidiaries. See "Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Intercompany Management Arrangements."

		Annual Compensation					Long-Term Compensation Award
	Year				Other		Restricted		Securities	All Other
	Ended				Annual		Stock		Underlying	Compensation
Name and Principal Position	Dec. 31	Salary ($)	Bonus ($)		Compensation ($)		Awards ($)		Options (#)	($)(1)

Neil Smit (2)	2005	415,385	1,200,000	(9)	—		3,278,500	(21)	3,333,333	23,236	(28)
President and Chief	2004	—	—		—		—		—	—
Executive Officer	2003	—	—		—		—		—	—

Robert P. May (3)	2005	—	838,900	(10)	1,360,239	(16)	180,000	(22)	—	—
Former Interim President and	2004	—	—		10,000	(16)	50,000	(22)	—	—
Chief Executive Officer	2003	—	—		—		—		—	—

Carl E. Vogel (4)	2005	115,385	—		1,428	(17)	—		—	1,697,451	(29)
Former President and Chief	2004	1,038,462	500,000	(11)	38,977	(17)	4,729,400	(23)	580,000	3,239
Executive Officer	2003	1,000,000	150,000	(12)	40,345	(17)	—		750,000	3,239

Michael J. Lovett (5)	2005	516,153	377,200		14,898	(18)	265,980	(24)	216,000	59,013	(30)
Executive Vice President and	2004	291,346	241,888		7,797	(18)	355,710	(24)	172,000	6,994
Chief Operating Officer	2003	81,731	60,000		2,400	(18)	—		100,000	1,592

Paul E. Martin (6)	2005	350,950	299,017	(13)	—		52,650	(25)	83,700	7,047
Senior Vice President,	2004	193,173	25,000	(13)	—		269,100	(25)	77,500	6,530
Principal Accounting Office	2003	167,308	14,000		—		—		—	4,048
and Corporate Controller

Wayne H. Davis (7)	2005	409,615	184,500		—		108,810	(26)	145,800	3,527
Executive Vice President and	2004	269,231	61,370	(14)	—		435,635	(26)	135,000	2,278

Chief Technical Officer	2003	212,885	47,500		581	(19)	—		225,000	436

Sue Ann R. Hamilton (8)	2005	362,700	152,438		—		107,838	(27)	145,000	6,351
Executive Vice President -	2004	346,000	13,045		—		245,575	(27)	90,000	3,996
Programming	2003	225,000	231,250	(15)	4,444	(20)	—		200,000	1,710

(1)
Except as noted in Notes 28 through 30 below respectively, these amounts consist of matching contributions under our 401(k) plan, premiums for supplemental life insurance available to executives, and long-term disability available to executives.

(2)	Mr. Smit joined Charter in August 2005 in his current position.

(3)	Mr. May served as Interim President and Chief Executive Officer from January 2005 through August 2005.

(4)	Mr. Vogel resigned from all of his positions with Charter and its subsidiaries in January 2005.

(5)	Mr. Lovett joined Charter in August 2003 and was promoted to his current position in April 2005.

(6)
Mr. Martin joined Charter in March 2000. He served as Charter’s Interim Chief Financial Officer from August 2004 until February 6, 2006, upon appointment of Jeffrey Fisher as the new Chief Financial Officer.

(7)	Mr. Davis joined Charter in December 2001 and was promoted to his current position in June 2004.

(8)	Ms. Hamilton joined Charter in March 2003 and was promoted to her current position in April 2005.

(9)	Pursuant to his employment agreement, Mr. Smit received a $1,200,000 bonus for 2005.

(10)	This bonus was paid pursuant to Mr. May’s Executive Services Agreement. See "Employment Arrangements."

(11)	Mr. Vogel’s 2004 bonus was a mid-year discretionary bonus.

(12)	Mr. Vogel’s 2003 bonus was determined in accordance with the terms of his employment agreement.

(13)	Includes (i) for 2005, a bonus of $50,000 for his services as Interim Co-Chief Financial Officer and a discretionary bonus of $50,000 and (ii) for 2004, a SOX implementation bonus of $25,000.

(14)	Mr. Davis’ 2004 bonus included a $50,000 discretionary bonus.

(15)	Ms. Hamilton’s 2003 bonus included a $150,000 signing bonus.

(16)
Includes (i) for 2005, $1,177,885 as compensation for services as Interim President and Chief Executive Officer pursuant to his Executive Services Agreement (see "Employment Arrangements"), $67,000 as compensation for services as a director on Charter’s Board of Directors, $15,717 attributed to personal use of the corporate airplane and $99,637 for reimbursement for transportation and living expenses pursuant to his Executive Services Agreement, and (ii) for 2004, compensation for services as a director on Charter’s Board of Directors.

(17)
Includes (i) for 2005, $1,428 attributed to personal use of the corporate airplane, (ii) for 2004, $28,977 attributed to personal use of the corporate airplane and $10,000 for tax advisory services, and (iii) for 2003, $30,345 attributed to personal use of the corporate airplane and $10,000 for tax advisory services.

(18)
Includes (i) for 2005, $7,698 attributed to personal use of the corporate airplane and $7,200 for automobile allowance, (ii) for 2004, $597 attributed to personal use of the corporate airplane and $7,200 for automobile allowance and (iii) for 2003, $2,400 for automobile allowance.

(19)	Amount attributed to personal use of the corporate airplane.

(20)	Amount attributed to personal use of the corporate airplane.

(21)	Pursuant to his employment agreement, Mr. Smit received 1,250,000 restricted shares in August 2005, which will vest on the first anniversary of the grant date and 1,562,500 restricted shares in August 2005, which will vest over three years in equal one-third installments. See "Employment Arrangements." At December 31, 2005, the value of all of the named officer’s unvested restricted stock holdings was $3,431,250, based on a per share market value (closing sale price) of $1.22 for Charter’s Class A common stock on December 31, 2005.

(22)
Includes (i) for 2005, 100,000 restricted shares granted in April 2005 under our 2001 Stock Incentive Plan for Mr. May’s services as Interim President and Chief Executive Officer that vested upon his termination in that position in August 2005 and 40,650 restricted shares granted in October 2005 under our 2001 Stock Incentive Plan for Mr. May’s annual director grant which vests on the first anniversary of the grant date. At December 31, 2005, the value of all of the named officer’s unvested restricted stock holdings was $49,593, based on a per share market value (closing sale price) of $1.22 for Charter’s Class A common stock on December 31, 2005, and (ii) for 2004, 19,685 restricted shares granted in October 2004 under our 2001 Stock Incentive Plan for Mr. May’s annual director grant, which vested on its first anniversary of the grant date in October 2005.

(23)
Includes 340,000 performance shares granted in January 2004 under our Long-Term Incentive Program that were to vest on the third anniversary of the grant date only if Charter meets certain performance criteria. Also includes 680,000 restricted shares issued in exchange for stock options held by the named officer pursuant to the February 2004 option exchange program described below, one half of which constituted performance shares which were to vest on the third anniversary of the grant date only if Charter meets certain performance criteria, and the other half of which were to vest over three years in equal one-third installments. Under the terms of the separation agreement described below in "Employment Arrangements," his options and remaining restricted stock vested until December 31, 2005, and all vested options are exercisable until sixty (60) days thereafter. All performance shares were forfeited upon termination of employment. All remaining unvested restricted stock and stock options were cancelled on December 31, 2005. Therefore, at December 31, 2005, the value of all of the named officer’s unvested restricted stock holdings was $0, based on a per share market value (closing sale price) of $1.22 for Charter’s Class A common stock on December 31, 2005.

(24)
Includes (i) for 2005, 129,600 performance shares granted in April 2005 under our Long-Term Incentive Program which will vest on the third anniversary of the grant date only if Charter meets certain performance criteria and 75,000 restricted shares granted in April 2005 under our 2001 Stock Incentive Plan that will vest on the third anniversary of the grant date, and (ii) for 2004, 88,000 performance shares granted under our Long-Term Incentive Program that will vest on the third anniversary of the grant date only if Charter meets certain performance criteria. At December 31, 2005, the value of all of the named officer’s unvested restricted stock holdings (including performance shares) was $356,972, based on a per share market value (closing sale price) of $1.22 for Charter’s Class A common stock on December 31, 2005.

(25)
Includes (i) for 2005, 40,500 performance shares granted under our Long-Term Incentive Program that will vest on the third anniversary of the grant date only if Charter meets certain performance criteria, and (ii) for 2004, 37,500 performance shares granted in January 2004 under our Long-Term Incentive Program which will vest on the third anniversary of the grant date only if Charter meets certain performance criteria and 17,214 restricted shares issued in exchange for stock options held by the named officer pursuant to the February 2004 option exchange program described below, one half of which constituted performance shares which will vest on the third anniversary of the grant date only if Charter meets certain performance criteria, and the other half of which will vest over three years in equal one-third installments. At December 31, 2005, the value of all of the named officer’s unvested restricted stock holdings (including performance shares) was $112,661, based on a per share market value (closing sale price) of $1.22 for Charter’s Class A common stock on December 31, 2005.

(26)
Includes (i) for 2005, 83,700 performance shares granted under our Long-Term Incentive Program that will vest on the third anniversary of the grant date only if Charter meets certain performance criteria, and (ii) for 2004, 77,500 performance shares granted in January 2004 under our Long-Term Incentive Program which will vest on the third anniversary of the grant date only if Charter meets certain performance criteria and 8,000 restricted shares issued in exchange for stock options held by the named officer pursuant to the February 2004 option exchange program described below, one half of which constituted performance shares which will vest on the third anniversary of the grant date only if Charter meets certain performance criteria, and the other half of which will vest over three years in equal one-third installments. At December 31, 2005, the value of all of the named officer’s unvested restricted stock holdings (including performance shares) was $204,797, based on a per share market value (closing sale price) of $1.22 for Charter’s Class A common stock on December 31, 2005.

(27)
These restricted shares consist of 83,700 and 47,500 performance shares granted in 2005 and 2004, respectively, under our Long-Term Incentive Program that will vest on the third anniversary of the grant date only if Charter meets certain performance criteria. At December 31, 2005, the value of all of the named officer’s unvested restricted stock holdings (including performance shares) was $160,064 based on a per share market value (closing sale price) of $1.22 for Charter’s Class A common stock on December 31, 2005.

(28)	In addition to items in Note 1 above, includes $19,697 attributed to reimbursement for taxes (on a "grossed up" basis) paid in respect of prior reimbursements for relocation expenses.

(29)	In addition to items in Note 1 above, includes accrued vacation at time of termination and severance payments pursuant to Mr. Vogel’s separation agreement (see "Employment Arrangements.").

(30)	In addition to items in Note 1 above, includes $51,223 attributed to reimbursement for taxes (on a "grossed up" basis) paid in respect of prior reimbursements for relocation expenses.

2005 Option Grants

The following table shows individual grants of options made to individuals named in the Summary Compensation Table during 2005. All such grants were made under the 2001 Stock Incentive Plan and the exercise price was based upon the fair market value of Charter’s Class A common stock on the respective grant dates.

	Number of	% of
	Securities	Total			Potential Realizable Value at
	Underlying	Options			Assumed Annual Rate of
	Options	Granted to	Exercise		Stock Price Appreciation
	Granted	Employees	Price	Expiration	For Option Term (2)
Name	(#)(1)	in 2005	($/Sh)	Date	5% ($)	10% ($)

Neil Smit	3,333,333	30.83%	$1.18	8/22/2015	$2,465,267	$6,247,470
Robert P. May	—	—	—	—	—	—
Carl E. Vogel	—	—	—	—	—	—
Michael J. Lovett	216,000	2.00%	1.30	4/26/2015	175,914	445,802
Paul E. Martin	83,700	0.77%	1.30	4/26/2015	68,430	173,415
Wayne H. Davis	145,800	1.35%	1.30	4/26/2015	118,742	300,916
Sue Ann R. Hamilton	97,200	0.90%	1.53	3/25/2015	93,221	236,240
	47,800	0.44%	1.27	10/18/2015	38,208	96,826

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

2005 Aggregated Option Exercises and Option Value

The following table sets forth, for the individuals named in the Summary Compensation Table, (i) information concerning options exercised during 2005, (ii) the number of shares of Charter’s Class A common stock underlying unexercised options at year-end 2005, and (iii) the value of unexercised "in-the-money'' options (i.e., the positive spread between the exercise price of outstanding options and the market value of Charter’s Class A common stock) on December 31, 2005.

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the
	Shares		Options at December 31,		Money Options at
	Acquired on	Value	2005 (#) (1)		December 31, 2005 ($) (2)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Neil Smit	—	—	—	3,333,333	$—	$133,333
Robert P. May	—	—	—	—	—	—
Carl E. Vogel (3)	—	—	1,120,000	—	—	—
Michael J. Lovett	—	—	93,000	395,000	—	—
Paul E. Martin	—	—	143,125	193,075	—	—
Wayne H. Davis	—	—	176,250	379,550	—	—
Sue Ann R. Hamilton	—	—	122,500	312,500	—	—

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

(2)	Based on a per share market value (closing price) of $1.22 as of December 31, 2005 for Charter’s Class A common stock.

(3)
Mr. Vogel’s employment terminated on January 17, 2005. Under the terms of the separation agreement, his options will continue to vest until December 31, 2005, and all vested options are exercisable until sixty (60) days thereafter.

Long - Term Incentive Plans - Awards in Last Fiscal Year

			Estimated Future Payouts Under Non-Stock Price-Based Plans
Name	Number of Shares, Units or Other Rights (#)	Performance or Other Period Until Maturation or Payout	Threshold (#)	Target (#)	Maximum (#)

Neil Smit	-	n/a	-	-	-
Robert P. May	-	n/a	-	-	-
Carl E. Vogel	-	n/a	-	-	-
Michael J. Lovett	129,600	1 year performance cycle	90,720	129,600	259,200
		3 year vesting
Paul E. Martin	40,500	1 year performance cycle	28,350	40,500	81,000
		3 year vesting
Wayne H. Davis	83,700	1 year performance cycle	58,590	83,700	167,400
		3 year vesting
Sue Ann R. Hamilton	83,700	1 year performance cycle	58,590	83,700	167,400
		3 year vesting

Option/Stock Incentive Plans

The Plans. Charter has granted stock options, restricted stock and other incentive compensation under two plans — the 1999 Charter Communications Option Plan and the 2001 Stock Incentive Plan. The 1999 Charter Communications Option Plan provided for the grant of options to purchase membership units in Charter Holdco to current and prospective employees and consultants of Charter Holdco and its affiliates and to Charter’s current and prospective non-employee directors. Membership units received upon exercise of any options are immediately exchanged for shares of Charter’s Class A common stock on a one-for-one basis.

The 2001 Stock Incentive Plan provides for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 20,000,000 shares) as each term is defined in the 2001 Stock Incentive Plan. Employees, officers, consultants and directors of Charter and its subsidiaries and affiliates are eligible to receive grants under the 2001 Stock Incentive Plan. Generally, options expire 10 years from the grant date. Unless sooner terminated by Charter’s board of directors, the 2001 Stock Incentive Plan will terminate on February 12, 2011, and no option or award can be granted thereafter.

Together, the plans allow for the issuance of up to a total of 90,000,000 shares of Charter’s Class A common stock (or units exchangeable for Charter’s Class A common stock). Any shares covered by options that are terminated under the 1999 Charter Communications Option Plan will be transferred to the 2001 Stock Incentive Plan, and no new options will be granted under the 1999 Charter Communications Option Plan. At December 31, 2005, 1,317,520 shares had been issued under the plans upon exercise of options, 825,725 had been issued upon vesting of restricted stock granted under the plans, and 4,252,570 shares were subject to future vesting under restricted stock agreements. Of the remaining 83,604,185 shares covered by the plans, as of December 31, 2005, 29,126,744 were subject to outstanding options (34% of which were vested), and there were 11,719,032 performance shares granted under Charter's Long-Term Incentive Program as of December 31, 2005, to vest on the third anniversary of the date of grant conditional upon Charter's performance against certain financial targets approved by Charter's board of directors at the time of the award. As of December 31, 2005, 42,758,409 shares remained available for future grants under the plans. As of December 31, 2005, there were 5,341 participants in the plans.

The plans authorize the repricing of options, which could include reducing the exercise price per share of any outstanding option, permitting the cancellation, forfeiture or tender of outstanding options in exchange for other awards or for new options with a lower exercise price per share, or repricing or replacing any outstanding options by any other method.

Long-Term Incentive Plan. In January 2004, the Compensation Committee of Charter’s board of directors approved Charter’s Long-Term Incentive Program, or LTIP, which is a program administered under the 2001 Stock Incentive Plan. Under the LTIP, employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees were eligible to receive stock options and performance shares. The stock options vest 25% on each of the first four anniversaries of the date of grant. The performance shares vest on the third anniversary of the date of grant shares at the end of a three-year performance cycle and shares of Class A common stock are issued, conditional upon Charter’s performance against financial performance measures established by Charter’s management and approved by its board of directors or Compensation Committee as of the time of the award. Charter granted 3.2 million performance shares in 2005 under this program except that the 2005 performance share grants are based on a one-year performance cycle. We recognized expense of $1 million in the first three quarters of 2005. However, in the fourth quarter of 2005, we reversed the entire $1 million of expense based on our assessment of the probability of achieving the financial performance measures established by management and required to be met for the performance shares to vest. In February 2006, Charter’s Compensation Committee approved a modification to the financial performance measures required to be met for the 2005 performance shares to vest after which management believes that approximately 2.5 million of the performance shares are likely to vest. As such, expense of approximately $3 million will be amortized over the remaining two year service period.

The 2001 Stock Incentive Plan must be administered by, and grants and awards to eligible individuals must be approved by Charter’s board of directors or a committee thereof consisting solely of nonemployee directors as defined in Section 16b-3 under the Securities Exchange Act of 1934, as amended. The board of directors or such committee determines the terms of each stock option grant, restricted stock grant or other award at the time of grant, including the exercise price to be paid for the shares, the vesting schedule for each option, the price, if any, to be paid by the grantee for the restricted stock, the restrictions placed on the shares, and the time or times when the restrictions will lapse. The board of directors or such committee also has the power to accelerate the vesting of any grant or extend the term thereof.

Upon a change of control of Charter, Charter’s board of directors or the administering committee can shorten the exercise period of any option, have the survivor or successor entity assume the options with appropriate adjustments, or cancel options and pay out in cash. If an optionee’s or grantee’s employment is terminated without "cause" or for "good reason" following a "change in control" (as those terms are defined in the plans), unless otherwise provided in an agreement, with respect to such optionee’s or grantee’s awards under the plans, all outstanding options will become immediately and fully exercisable, all outstanding stock appreciation rights will become immediately and fully exercisable, the restrictions on the outstanding restricted stock will lapse, and all of the outstanding performance shares will vest and the restrictions on all of the outstanding performance shares will lapse as if all performance objectives had been satisfied at the maximum level.

February 2004 Option Exchange. In January 2004, Charter offered employees of Charter and its subsidiaries the right to exchange all stock options (vested and unvested) under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. Based on a sliding exchange ratio, which varied depending on the exercise price of an employee’s outstanding options, if an employee would have received more than 400 shares of restricted stock in exchange for tendered options, Charter issued to that employee shares of restricted stock in the exchange. If, based on the exchange ratios, an employee would have received 400 or fewer shares of restricted stock in exchange for tendered options, Charter instead paid to the employee cash in an amount equal to the number of shares the employee would have received multiplied by $5.00. The offer applied to options to purchase a total of 22,929,573 shares of Charter Class A common stock, or approximately 48% of our 47,882,365 total options (vested and unvested) issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Non-employee members of the board of directors of Charter or any of its subsidiaries were not eligible to participate in the exchange offer.

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

The participation of the Named Executive Officers in this exchange offer is reflected in the following table:

Name	Date	Number of Securities Underlying Options Exchanged	Market Price of Stock at Time of Exchange ($)	Exercise Price at Time of Exchange ($)	New Exercise Price ($)	Length of Original Option Term Remaining at Date of Exchange

Carl E. Vogel	2/25/04	3,400,000	$ 4.37	$13.68	(1)	7 years 7 months
Former President and Chief Executive Officer

Paul E. Martin	2/25/04	15,000	4.37	23.09	(2)	7 years 0 months
Senior Vice		50,000	4.37	11.99		7 years 7 months
President, Principal		40,000	4.37	15.03		6 years 3 months
Accounting Officer and Corporate Controller

Wayne H. Davis	2/25/04	40,000	4.37	23.09	(3)	7 years 0 months
Executive Vice		40,000	4.37	12.27		7 years 11 months
President and Chief Technical Officer

(1)
On February 25, 2004, in exchange for 3,400,000 options tendered, 340,000 performance shares were granted with a three year performance cycle and three year vesting along with 340,000 restricted stock units with one-third of the shares vesting on each of the first three anniversaries of the grant date. On the grant date, the price of Charter’s common stock was $4.37.

(2)
On February 25, 2004, in exchange for 105,000 options tendered, 8,607 performance shares were granted with a three year performance cycle and three year vesting along with 8,607 restricted stock units with one-third of the shares vesting on each of the first three anniversaries of the grant date. On the grant date, the price of Charter’s common stock was $4.37.

(3)
On February 25, 2004, in exchange for 80,000 options tendered, 4,000 performance shares were granted with a three year performance cycle and three year vesting along with 4,000 restricted stock units with one-third of the shares vesting on each of the first three anniversaries of the grant date. On the grant date, the price of Charter’s common stock was $4.37.

2005 Executive Cash Award Plan

In June 2005, Charter adopted the 2005 Executive Cash Award Plan to provide additional incentive to, and retain the services of, certain officers of Charter and its subsidiaries, to achieve the highest level of individual performance and contribute to the success of Charter. Eligible participants are employees of Charter or any of its subsidiaries who have been recommended by the Chief Executive Officer and designated and approved as Plan participants by the Compensation Committee of Charter’s board of directors. At the time the Plan was adopted, the interim Chief Executive Officer recommended and the Compensation Committee designated and approved as Plan participants the permanent President and Chief Executive Officer position, Executive Vice President positions and selected Senior Vice President positions.

The Plan provides that each participant be granted an award which represents an opportunity to receive cash payments in accordance with the Plan. An award will be credited in book entry format to a participant’s account in an amount equal to 100% of a participant’s base salary on the date of Plan approval in 2005 and 20% of participant’s base salary in each year 2006 through 2009, based on that participant’s base salary as of May 1 of the applicable year. The Plan awards will vest at the rate of 50% of the plan award balance at the end of 2007 and 100% of the plan award balance at the end of 2009. Participants will be entitled to receive payment of the vested portion of the award if the participant remains employed by Charter continuously from the date of the participant’s initial participation through the end of the calendar year in which his or her award becomes vested, subject to payment of pro-rated award balances to a participant who terminates due to death or disability or in the event Charter elects to terminate the Plan.

A participant’s eligibility for, and right to receive, any payment under the Plan (except in the case of intervening death) is conditioned upon the participant first executing and delivering to Charter an agreement releasing and giving up all claims that participant may have against Charter and related parties arising out of or based upon any facts or conduct occurring prior to the payment date, and containing additional restrictions on post-employment use of confidential information, non-competition and nonsolicitation and recruitment of customers and employees.

Employment Arrangements and Related Agreements

Charter and Neil Smit entered into an agreement as of August 9, 2005 whereby Mr. Smit will serve as Charter’s President and Chief Executive Officer (the "Employment Agreement") for a term expiring on December 31, 2008, and Charter may extend the agreement for an additional two years by giving Mr. Smit written notice of its intent to extend not less than six months prior to the expiration of the contract (Mr. Smit has the right to reject the extension within a certain time period as set forth defined in the contract). Under the Employment Agreement, Mr. Smit will receive a $1,200,000 base salary per year, through the third anniversary of the agreement, and thereafter $1,440,000 per year for the remainder of the Employment Agreement. Mr. Smit shall be eligible to receive a performance-based target bonus of 125% of annualized salary, with a maximum bonus of 200% of annualized salary, as determined by the Compensation Committee of Charter’s Board of Directors. However, for 2005 only, he will receive a minimum bonus of $1,200,000, provided that he is employed by Charter on December 31, 2005. Under Charter’s Long-Term Incentive Plan he will receive options to purchase 3,333,333 shares of Charter’s Class A common stock, exercisable for 10 years, with annual vesting of one-third of the grant in each of the three years from the employment date; a performance share award for a maximum of 4,123,720 shares of Charter’s Class A common stock, to be earned during a three-year performance cycle starting January 2006; and a restricted stock award of 1,562,500 shares of Charter’s Class A common stock, with annual vesting over three years following employment date. In addition, Mr. Smit will receive another restricted stock award for 1,250,000 shares of Charter’s Class A common stock vesting on the first anniversary of employment date.

Mr. Smit will receive full reimbursement for his relocation expenses and employee benefits consistent with those made generally available to other senior executives. In the event that Mr. Smit is terminated by Charter without "cause" or for "good reason termination," as those terms are defined in the Employment Agreement, he will receive the greater of two times base salary or salary through the remainder to the term of the Employment Agreement; a pro rata bonus for the year of termination; full vesting of options and restricted shares; vesting of performance stock if targets are achieved; and a lump sum payment equal to twelve months of COBRA payments. The Employment Agreement contains non-compete provisions from six months to two years, depending on the type of termination. Charter will gross up federal taxes in the event that Mr. Smit is subject to any additional tax under Section 409A of the Internal Revenue Code.

Charter entered into an agreement with Mr. May, effective January 17, 2005, whereby Mr. May served as Charter's Interim President and Chief Executive Officer (the "May Executive Services Agreement''). Under the May Executive Services Agreement, Mr. May received a $1,250,000 base fee per year. Mr. May continued to receive the compensation and reimbursement of expenses to which he was entitled in his capacity as a member of Charter’s board of directors Mr. May’s employment agreement provided that Charter would provide equity incentives commensurate with his position and responsibilities, as determined by Charter’s board of directors. Accordingly, Mr. May was granted 100,000 shares of restricted stock under Charter’s 2001 Stock Incentive Plan. The 100,000 restricted shares vested on the date on which Mr. May’s interim service as President and Chief Executive Officer terminated, August 22, 2005. Mr. May served as an independent contractor and was not entitled to any vacation or eligible to participate in any employee benefit programs of Charter. Charter reimbursed Mr. May for reasonable transportation costs from Mr. May’s residence in Florida or other locations to Charter’s offices and provided temporary living quarters or reimbursed expenses related thereto. The May Executive Services Agreement was terminated effective December 31, 2005 and upon termination of the Agreement, Mr. May was eligible for a bonus payment. On January 5, 2006, Charter paid him a bonus of $750,000, with the possibility that such bonus would be increased by an additional percentage. In February 2006, Charter’s Compensation Committee approved an additional bonus of approximately $88,900 for Mr. May.

Charter and Mr. Lovett have entered into a new employment agreement, effective as of February 28, 2006 (the "Agreement"), whereby Mr. Lovett will serve as its Executive Vice President and Chief Operating Officer at a salary of $700,000 per year which is to be reviewed annually, and will perform such duties and responsibilities set forth in the Agreement. The Agreement amends, supersedes and replaces Mr. Lovett's prior employment agreement dated March 31, 2005. The term of the Agreement is three years from the effective date and will be reviewed and considered for extension at 18-month intervals during Mr. Lovett's employment. Under the Agreement, Mr. Lovett will be entitled to receive cash bonus payments in an amount per year targeted at 100% of salary in accordance with the senior management plan and to participate in all employee benefit plans as are offered to other senior executives. Mr. Lovett will also receive a grant of 150,000 restricted shares of Charter's Class A common stock on the effective date of the Agreement, vesting in equal installments over a three-year period from employment date; an award of 300,000 restricted shares of Charter's Class A common stock on the first anniversary of the Agreement, vesting in equal installments over a three-year period; an award of options to purchase 432,000 shares of Charter's Class A common stock under terms of Charter’s 2001 Stock Incentive Plan on the effective date of the Employment Agreement; an award of options to purchase 864,000 shares of Charter's Class A common stock under the terms of the 2001 Stock Incentive Plan on the first anniversary of the Agreement; an award of 259,200 performance shares under the 2001 Stock Incentive Plan on the effective date of the Agreement and will be eligible to earn these shares over a performance cycle from January 2006 to December 2006; and an award of 518,400 performance shares under the 2001 Stock Incentive Plan on the first anniversary of the Agreement and will be eligible to earn these shares over a three-year performance cycle January 2007- December 2009.

If terminated other than for "cause," as such term is defined in the Agreement, prior to March 31, 2007, Mr. Lovett will receive relocation expenses to the city of his choice in the 48 contiguous states in accordance with Charter's relocation policy. In the event that Mr. Lovett is terminated by Charter without "cause,'' for "good reason'' or by Mr. Lovett within 60 days following a "change in control," as those terms are defined in the employment agreement, Mr. Lovett will receive his salary for the remainder of the term of the Agreement; a pro rata bonus for the year of termination; and the immediate vesting of options, restricted stock and performance shares. The Agreement also contains a two-year non-solicitation clause.

As of January 20, 2006, Charter entered into an employment agreement with Mr. Fisher, Executive Vice President and Chief Executive Officer (the "Employment Agreement"). The Employment Agreement provides that Mr. Fisher will serve in an executive capacity as its Executive Vice President at a salary of $500,000, to perform such executive, managerial and administrative duties as are assigned or delegated by President and/or Chief Executive Officer, including but not limited to serving as Chief Financial Officer. The term of the Employment Agreement is two years from the effective date. Under the Employment Agreement, Mr. Fisher will receive a signing bonus of $100,000 and he shall be eligible to receive a performance-based target bonus of up to 70% of salary and to participate in the Long-Term Incentive Plan and to receive such other employee benefits as are available to other senior executives. Mr. Fisher will participate in the 2005 Executive Cash Award Plan commencing in 2006 and, in addition, Charter will provide the same additional benefit to Mr. Fisher that he would have been entitled to receive under the Cash Award Plan if he had participated in the Plan at the time of the inception of the Plan in 2005. He will also receive a grant of 50,000 restricted shares of Charter's Class A common stock, vesting in equal installments over a three-year period from employment date; an award of options to purchase 1,000,000 shares of Charter's Class A common stock under terms of the Stock Incentive Plan on the effective date of the Employment Agreement; and in the first quarter of 2006, an award of additional options to purchase 145,800 shares of Charter's Class A common stock under the stock incentive plan. Those options shall vest in equal installments over a four-year time period from the grant date. In addition, in the first quarter of 2006, he will receive 83,700 performance shares under the Stock Incentive Plan and will be eligible to earn these shares over a three-year performance cycle from January 2006 to December 2008.

Mr. Fisher will receive relocation assistance pursuant to Charter's executive homeowner relocation plan and the costs for temporary housing.  In the event that Mr. Fisher is terminated by Charter without "cause'' or for "good reason,'' as those terms are defined in the Employment Agreement, Mr. Fisher will receive his salary for the remainder of the term of the agreement or twelve months' salary, whichever is greater; a pro rata bonus for the year of termination; a lump sum payment equal to payments due under COBRA for the greater of twelve months or the number of full months remaining in the term of the agreement; and the vesting of options and restricted stock for as long as severance payments are made. The Employment Agreement contains a one-year non-compete provision (or until the end of the term of the agreement, if longer) and a two-year non-solicitation clause.

On September 7, 2005, Charter entered into an employment agreement with Mr. Davis, Executive Vice President and Chief Technical Officer. The agreement provides that Mr. Davis shall be employed in an executive capacity to perform such duties as are assigned or delegated by the President and Chief Executive Officer or the designee thereof, at a salary of $450,000. The term of this agreement is two years from the date of the agreement. Mr. Davis shall be eligible to participate in Charter’s Long-Term Incentive Plan, Stock Option Plan and to receive such employee benefits as are available to other senior executives. In the event that he is terminated by Charter without "cause" or for "good reason," as those terms are defined in the agreement, he will receive his salary for the remainder of the term of the agreement or twelve months’ salary, whichever is greater; a pro rata bonus for the year of termination; a lump sum payment equal to payments due under COBRA for the greater of twelve months or the number of full months remaining in the term of the agreement; and the vesting of options and restricted stock for as long as severance payments are made. The agreement contains one-year, non-compete provisions (or until the end of the term of the agreement, if longer) in a Competitive Business, as such term is defined in the agreements, and two-year non-solicitation clauses.

Effective January 9, 2006, Charter entered into a retention agreement with Mr. Martin, Senior Vice President, Principal Accounting Officer and Corporate Controller, in which Mr. Martin agreed to remain as Interim Chief Financial Officer until at least March 31, 2006 or such time as Charter reassigns or terminates his employment, whichever occurs first ("Termination Date"). On the Termination Date, Charter will pay Mr. Martin a special retention bonus in a lump sum of $116,200. This special retention bonus is in addition to any amounts due to Mr. Martin under the 2005 Executive Bonus Plan and to any other severance amounts, set forth below. Mr. Martin will not participate in any executive incentive or bonus plan for 2006 unless otherwise agreed to by the parties. In addition, pursuant to this agreement, Charter will treat (a) any termination of Mr. Martin's employment by Charter without Cause, and other than due to Death or Disability, as such terms are defined in his previously-executed Employment Agreement, after January 1, 2006, and (b) any termination by Mr. Martin of his employment for any reason after April 1, 2006 (including voluntary resignation), as if his employment terminated without Cause and Charter will pay as severance to Mr. Martin an amount calculated pursuant to his Employment Agreement on the basis of his base salary as Controller and without regard to any additional compensation he had been receiving as Interim Chief Financial Officer. He will also receive three months of outplacement assistance at a level and from a provider selected by Charter in its sole discretion.

On September 2, 2005, Charter entered into an employment agreement with Mr. Martin. The agreement provides that Mr. Martin shall be employed in an executive capacity to perform such duties as are assigned or delegated by the President and Chief Executive Officer or the designee thereof, at a salary of $240,625. The term of this agreement is two years from the date of the agreement. Mr. Martin shall be eligible to participate in Charter’s Long-Term Incentive Plan, Stock Option Plan and to receive such employee benefits as are available to other senior executives. In the event that he is terminated by Charter without "cause" or for "good reason," as those terms are defined in the agreement, he will receive his salary for the remainder of the term of the agreement or twelve months’ salary, whichever is greater; a pro rata bonus for the year of termination; a lump sum payment equal to payments due under COBRA for the greater of twelve months or the number of full months remaining in the term of the agreement; and the vesting of options and restricted stock for as long as severance payments are made. The agreement contains one-year, non-compete provisions (or until the end of the term of the agreement, if longer) in a Competitive Business, as such term is defined in the agreements, and two-year non-solicitation clauses.

Effective April 15, 2005, Charter also entered into an agreement governing the terms of the service of Mr. Martin as Interim Chief Financial Officer. Under the terms of the agreement, Mr. Martin will receive approximately $13,700 each month for his service in the capacity of Interim Chief Financial Officer until a permanent Chief Financial Officer is employed. Under the agreement, Mr. Martin will also be eligible to receive an additional bonus opportunity of up to approximately $13,600 per month served as Interim Chief Financial Officer, payable in accordance with Charter’s 2005 Executive Bonus Plan. The amounts payable to Mr. Martin under the agreement are in addition to all other amounts Mr. Martin receives for his services in his capacity as Senior Vice President, Principal Accounting Officer and Corporate Controller. In addition, Mr. Martin received an additional special bonus of $50,000 for his service as Interim co-Chief Financial Officer prior to April 15, 2005. This amount is in addition to the bonus agreed upon in 2004 for his service in that capacity through March 31, 2005.

On October 31, 2005, Charter entered into an employment agreement with Ms. Hamilton, Executive Vice President, Programming. The agreement provides that Ms. Hamilton shall be employed in an executive capacity to perform such duties as are assigned or delegated by the President and Chief Executive Officer or the designee thereof, at a salary of $371,800. The term of this agreement is two years from the date of the agreement. She shall be eligible to participate in Charter’s incentive bonus plan that applies to senior executives, Stock Option Plan and to receive such employee benefits as are available to other senior executives. In the event that Ms. Hamilton is terminated by Charter without "cause" or for "good reason," as those terms are defined in the employment agreement, Hamilton will receive her salary for the remainder of the term of the agreement or twelve months’ salary, whichever is greater; a pro rata bonus for the year of termination; a lump sum payment equal to payments due under COBRA for the greater of twelve months or the number of full months remaining in the term of the agreement; and the vesting of options and restricted stock for as long as severance payments are made. The employment agreement contains a one-year non-compete provision (or until the end of the term of the agreement, if longer) in a Competitive Business, as such term is defined in the agreements, and two-year non-solicitation clauses.

On November 14, 2005, Charter executed an employment agreement with Mr. Raclin, effective as of October 10, 2005. The agreement provides that Mr. Raclin shall be employed in an executive capacity as Executive Vice President and General Counsel with management responsibility for Charter’s legal affairs, governmental affairs, compliance and regulatory functions and to perform such other legal, executive, managerial and administrative duties as are assigned or delegated by the Chief Executive Officer or the equivalent position, at a salary of $425,000, to be reviewed on an annual basis. The agreement also provides for a one time signing bonus of $200,000, the grant of 50,000 restricted shares of Charter’s Class A common stock, an option to purchase 100,000 shares of Charter’s Class A common stock under the 2001 Stock Incentive Plan, an option to purchase 145,800 shares of Charter’s Class A common stock under the Long-Term Incentive portion of the 2001 Stock Incentive Plan, and 62,775 performance shares under the 2001 Stock Incentive Plan. He shall be eligible to participate in the incentive bonus plan, the 2005 Executive Cash Award Plan and to receive such other employee benefits as are available to other senior executives. The term of this agreement is two years from the effective date of the agreement. In the event that Mr. Raclin is terminated by Charter without "cause" or by Mr. Raclin for "good reason," as those terms are defined in the employment agreement, Mr. Raclin will receive (a) if such termination occurs before the first scheduled payout of the executive cash award plan (unless that failure is due to his failure to execute the required related agreement) or at any time within one year after a change of control as defined in the agreement, two (2) times his salary or (b) if such termination occurs at any other time, his salary for the remainder of the term of the agreement or twelve months’ salary, whichever is greater; a pro rata bonus for the year of termination; a lump sum payment equal to payments due under COBRA for the greater of twelve months or the number of full months remaining in the term of the agreement; and the vesting of options and restricted stock for as long as severance payments are made. The employment agreement contains a one-year non-compete provision (or until the end of the term of the agreement, if longer) in a Competitive Business, as such term is defined in the agreement, and a two-year non-solicitation clause. Mr. Raclin is entitled to relocation assistance pursuant to Charter’s executive homeowner relocation plan and the costs for temporary housing until he consummates the purchase of a home in the St. Louis area or August 16, 2006, whichever occurs first.

On December 9, 2005, Charter executed an employment agreement with Mr. Quigley. The agreement provides that Mr. Quigley shall be employed in an executive capacity to perform such executive, managerial and administrative duties as are assigned or delegated by the President and Chief Executive Officer or the designee thereof, at a salary of $450,000. He shall be eligible to participate in the incentive bonus plan, stock option plan and to receive such other employee benefits as are available to other senior executives. The term of this agreement is two years from the effective date of the agreement. In the event that Mr. Quigley is terminated by Charter without "cause'' or by Mr. Quigley for "good reason,'' as those terms are defined in the employment agreement, Mr. Quigley will receive his salary for the remainder of the term of the agreement or twelve months' salary, whichever is greater; a pro rata bonus for the year of termination; a lump sum payment equal to payments due under COBRA for the greater of twelve months or the number of full months remaining in the term of the agreement; and the vesting of options and restricted stock for as long as severance payments are made. The employment agreement contains a one-year non-compete provision (or until the end of the term of the agreement, if longer) in a Competitive Business, as such term is defined in the agreements, and two-year non-solicitation clauses. In addition, at the time of his employment, Charter agreed to pay him a signing bonus of $200,000 deferred until January 2006; grant options to purchase 145,800 shares of Charter’s Class A common stock under our 2001 Stock Incentive Plan; 83,700 performance shares under our 2001 Stock Incentive Plan; and 50,000 shares of restricted stock which will vest over a three year period.

Until his resignation in January 2005, Mr. Vogel was employed as President and Chief Executive Officer, earning a base annual salary of $1,000,000 and was eligible to receive an annual bonus of up to $500,000, a portion of which was based on personal performance goals and a portion of which was based on company performance measured against criteria established by the board of directors of Charter with Mr. Vogel. Pursuant to his employment agreement, Mr. Vogel was granted 3,400,000 options to purchase Charter’s Class A common stock and 50,000 shares of restricted stock under our 2001 Stock Incentive Plan. In the February 2004 option exchange, Mr. Vogel exchanged his 3,400,000 options for 340,000 shares of restricted stock and 340,000 performance shares. Mr. Vogel's initial 50,000 restricted shares vested 25% on the grant date, with the remainder vesting in 36 equal monthly installments beginning December 2002. The 340,000 shares of restricted stock were to vest over a three-year period, with one-third of the shares vesting on each of the first three anniversaries of the grant date. The 340,000 performance shares were to vest at the end of a three-year period if certain financial criteria were met. Mr. Vogel's agreement provided that, if Mr. Vogel is terminated without cause or if Mr. Vogel terminated the agreement for good reason, he is entitled to his aggregate base salary due during the remainder of the term and full prorated benefits and bonus for the year in which termination occurs. Mr. Vogel's agreement included a covenant not to compete for the balance of the initial term or any renewal term, but no more than one year in the event of termination without cause or by Mr. Vogel with good reason. Mr. Vogel's agreement entitled him to participate in any disability insurance, pensions or other benefit plans afforded to employees generally or to our executives, including our LTIP. We agreed to reimburse Mr. Vogel annually for the cost of term life insurance in the amount of $5 million, although he declined this reimbursement in 2003, 2004 and 2005. Mr. Vogel was entitled to reimbursement of fees and dues for his membership in a country club of his choice, which he declined in 2003, 2004 and 2005, and reimbursement for up to $10,000 per year for tax, legal and financial planning services. His agreement also provided for a car and associated expenses for Mr. Vogel's use. Mr. Vogel's agreement provided for automatic one-year renewals and also provided that we would cause him to be elected to our board of directors without any additional compensation.

In February 2005, Charter entered into an agreement with Mr. Vogel setting forth the terms of his resignation. Under the terms of the agreement, Mr. Vogel received in February 2005 all accrued and unpaid base salary and vacation pay through the date of resignation and a lump sum payment equal to the remainder of his base salary during 2005 (totaling $953,425). In addition, he received a lump sum cash payment of approximately $358,000 in January 2006, which represented the agreed upon payment of $500,000 reduced to the extent of compensation attributable to certain competitive activities.

Mr. Vogel continued to receive certain health benefits during 2005 and will receive COBRA premiums for such health insurance coverage for 18 months thereafter. All of his outstanding stock options, as well as his restricted stock granted in 2004 (excluding 340,000 shares of restricted stock granted as "performance units", which were automatically forfeited), continued to vest through December 31, 2005. In addition, one-half of the remaining unvested portion of his 2001 restricted stock grant vested upon the effectiveness of the agreement and the other half was forfeited. Mr. Vogel has 60 days after December 31, 2005 to exercise any outstanding vested stock options. Under the agreement, Mr. Vogel waived any further right to any bonus or incentive plan participation and provided certain releases of claims against Charter and its subsidiaries from any claims arising out of or based upon any facts occurring prior to the date of the agreement, but Charter will continue to provide Mr. Vogel certain indemnification rights and to include Mr. Vogel in its director and officer liability insurance for a period of six years. Charter and its subsidiaries also agreed to provide releases of certain claims against Mr. Vogel with certain exceptions reserved. Mr. Vogel has also agreed, with limited exceptions that he will continue to be bound by the covenant not to compete, confidentiality and non-disparagement provisions contained in his 2001 employment agreement.

In addition to the indemnification provisions which apply to all employees under our bylaws, Mr. Vogel’s agreement provides that we will indemnify and hold him harmless to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses in connection with or arising out of the performance by him of his duties. The above agreement also contains confidentiality and non-solicitation provisions.

We have established separation guidelines which generally apply to all employees in situations where management determines that an employee is entitled to severance benefits. Severance benefits are granted solely in management’s discretion and are not an employee entitlement or guaranteed benefit. The guidelines provide that persons employed at the level of Senior Vice President may be eligible to receive between six and fifteen months of severance benefits. Currently, all Executive Vice Presidents have employment agreements with Charter which provide for specific separation arrangements ranging from the payment of twelve to twenty-four months of severance benefits. Separation benefits are contingent upon the signing of a separation agreement containing certain provisions including a release of all claims against us. Severance amounts paid under these guidelines are distinct and separate from any one-time, special or enhanced severance programs that may be approved by us from time to time.

Our senior executives are eligible to receive bonuses according to our 2005 Executive Bonus Plan. Under this plan, our executive officers and certain other management and professional employees are eligible to receive an annual bonus. Each participating employee would receive his or her target bonus if Charter (or such employee’s division) meets specified performance measures for revenues, operating cash flow, un-levered free cash flow and customer satisfaction.

Limitation of Directors' Liability and Indemnification Matters

Charter’s certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. The Delaware General Corporation Law provides that a corporation may eliminate or limit the personal liability of a director for monetary damages for breach of fiduciary duty as a director, except for liability for:

(1) any breach of the director's duty of loyalty to the corporation and its shareholders;

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Charter has reimbursed certain of its current and former directors, officers and employees in connection with their defense in certain legal actions. See "Item 13. Certain Relationships and Related Transactions — Other Miscellaneous Relationships — Indemnification Advances.''

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Beneficial Ownership of Securities

The following table sets forth certain information regarding beneficial ownership of Charter’s Class A common stock as of February 28, 2006 by:

• each person currently serving as a director of Charter;

• the current chief executive officer and individuals named in the Summary Compensation Table;

• all persons currently serving as directors and officers of Charter, as a group; and

• each person known by us to own beneficially 5% or more of Charter’s outstanding Class A common stock as of February 28, 2006.

With respect to the percentage of voting power set forth in the following table:

•	each holder of Charter’s Class A common stock is entitled to one vote per share; and

•
each holder of Charter’s Class B common stock is entitled to (i) ten votes per share of Charter’s Class B common stock held by such holder and its affiliates and (ii) ten votes per share of Charter’s Class B Common Stock for which membership units in Charter Holdco held by such holder and its affiliates are exchangeable.

The 50,000 shares of Charter’s Class B common stock owned by Mr. Allen represents 100% of Charter’s outstanding Class B common stock.

			Class A
		Unvested	Shares		Class B
	Number of	Restricted	Receivable		Shares
	Class A	Class A	on Exercise		Issuable
	Shares	Shares	of Vested	Number of	upon		% of
	(Voting and	(Voting	Options or Other	Class B	Exchange or	% of	Voting
Name and Address of	Investment	Power Only)	Convertible	Shares	Conversion of	Equity	Power
Beneficial Owner	Power)(1)	(2)	Securities (3)	Owned	Units (4)	(4)(5)	(5)(6)

Paul G. Allen (7)	29,126,463	39,063	10,000	50,000	364,369,819	49.02%	89.98%
Charter Investment, Inc. (8)					248,056,646	36.13%	*
Vulcan Cable III Inc. (9)					116,313,173	20.96%	*
Neil Smit		2,812,500				*	*
Robert P. May	119,685	40,650				*	*
W. Lance Conn	19,231	32,072				*	*
Nathaniel A. Davis		43,215				*	*
Jonathan L. Dolgen	19,685	40,650				*	*
David C. Merritt	25,705	39,063				*	*
Marc B. Nathanson	425,705	39,063	50,000			*	*
Jo Allen Patton	51,300					*	*
John H. Tory	30,005	39,063	40,000			*	*
Larry W. Wangberg	28,705	39,063	40,000			*	*
Michael J. Lovett	7,500	75,000	194,500			*	*
Wayne H. Davis	2,667	1,333	302,700			*	*
Sue Ann R. Hamilton			219,300			*	*
Paul E. Martin	11,738	2,869	214,675			*	*
All current directors and executive officers as a group (19 persons)	29,870,356	3,394,587	1,151,100	50,000	364,369,819	49.60%	90.08%
Carl E. Vogel (10)	113,334		1,120,000			*	*
Steelhead Partners (11)	30,284,630					6.91%	*
J-K Navigator Fund, L.P. (11)	22,067,209					5.03%	*
James Michael Johnston (11)	30,284,630					6.91%	*
Brian Katz Klein (11)	30,284,630					6.91%	*
FMR Corp.(12)	52,487,788					11.97%	1.37%
Fidelity Management & Research Company (12)	31,231,402		14,289,255			10.05%	1.18%
Edward C. Johnson 3d (12)	52,487,788					11.97%	1.37%
Kingdon Capital Management, LLC (13)	24,236,312					5.53%	*
Wellington Management Company, LLP (14)	21,985,377					5.01%	*
__________
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

(3)
Includes shares of Charter’s Class A common stock issuable (a) upon exercise of options that have vested or will vest on or before April 29, 2006 under the 1999 Charter Communications Option Plan and the 2001 Stock Incentive Plan or (b) upon conversion of other convertible securities.

(4)
Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. The beneficial owners at February 28, 2006 of Charter’s Class B common stock, Charter Holdco membership units and convertible senior notes of Charter are deemed to be beneficial owners of an equal number of shares of Charter’s Class A common stock because such holdings are either convertible into Charter’s Class A shares (in the case of Charter’s Class B shares and convertible senior notes of Charter) or exchangeable (directly or indirectly) for Charter’s Class A shares (in the case of the membership units) on a one-for-one basis. Unless otherwise noted, the named holders have sole investment and voting power with respect to the shares listed as beneficially owned. As a result of the settlement of the CC VIII dispute, Mr. Allen received an accreting note exchangeable as of February 28, 2006 for 25,237,788 Charter Holdco units. See "Item 13. Certain Relationships and Related Transactions - Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries - Equity Put Rights - CC VIII."

(5)	The calculation of this percentage assumes for each person that:

	•	438,438,388 shares of Charter’s Class A common stock are issued and outstanding as of February 28, 2006;
	•	50,000 shares of Charter’s Class B common stock held by Mr. Allen have been converted into shares of Charter’s Class A common stock;
•
the acquisition by such person of all shares of Charter’s Class A common stock that such person or affiliates of such person has the right to acquire upon exchange of membership units in subsidiaries or conversion of Charter’s Series A Convertible Redeemable Preferred Stock or its 5.875% or 4.75% convertible senior notes;

	•	the acquisition by such person of all shares that may be acquired upon exercise of options to purchase shares or exchangeable membership units that have vested or will vest by April 29, 2006; and
	•	that none of the other listed persons or entities has received any shares of Charter’s Class A common stock that are issuable to any of such persons pursuant to the exercise of options or otherwise.

A person is deemed to have the right to acquire shares of Charter’s Class A common stock with respect to options vested under the 1999 Charter Communications Option Plan. When vested, these options are exercisable for membership units of Charter Holdco, which are immediately exchanged on a one-for-one basis for shares of Charter’s Class A common stock. A person is also deemed to have the right to acquire shares of Charter’s Class A common stock issuable upon the exercise of vested options under the 2001 Stock Incentive Plan.

(6)
The calculation of this percentage assumes that Mr. Allen’s equity interests are retained in the form that maximizes voting power (i.e., the 50,000 shares of Charter’s Class B common stock held by Mr. Allen have not been converted into shares of Charter’s Class A common stock; that the membership units of Charter Holdco owned by each of Vulcan Cable III Inc. and Charter Investment, Inc. have not been exchanged for shares of Charter’s Class A common stock).

(7)	The total listed includes:

	•	248,056,646 membership units in Charter Holdco held by Charter Investment, Inc.; and

	•	116,313,173 membership units in Charter Holdco held by Vulcan Cable III Inc.

The listed total includes 25,237,788 shares of Charter’s Class A common stock issuable as of February 28, 2006 upon exchange of units of Charter Holdco, which are issuable to Charter Investment, Inc. (which is owned by Mr. Allen) as a consequence of the settlement of the CC VIII dispute. See "Certain Relationships and Related Transactions - Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries - Equity Put Rights - CC VIII." The address of this person is: 505 Fifth Avenue South, Suite 900, Seattle, WA 98104.

(8)
Includes 248,056,646 membership units in Charter Holdco, which are exchangeable for shares of Charter’s Class B common stock on a one-for-one basis, which are convertible to shares of Charter’s Class A common stock on a one-for-one basis. The address of this person is: Charter Plaza, 12405 Powerscourt Drive, St. Louis, MO 63131.

(9)
Includes 116,313,173 membership units in Charter Holdco, which are exchangeable for shares of Charter’s Class B common stock on a one-for-one basis, which are convertible to shares of Charter’s Class A common stock on a one-for-one basis. The address of this person is: 505 Fifth Avenue South, Suite 900, Seattle, WA 98104.

(10)	Mr. Vogel terminated his employment effective on January 17, 2005. His stock options and restricted stock shown in this table continued to vest until December 31, 2005, and his options will be exercisable for another 60 days thereafter.

(11)	The equity ownership reported in this table is based upon the holder’s Form 13G/A filed with the SEC February 10, 2006. The business address of the reporting person is: 1301 First Avenue, Suite 201, Seattle, WA 98101. Steelhead Partners, LLC acts as general partner of J-K Navigator Fund, L.P., and J. Michael Johnston and Brian K. Klein act as the member-managers of Steelhead Partners, LLC. Accordingly, shares shown as beneficially held by Steelhead Partners, LLC, Mr. Johnston and Mr. Klein include shares beneficially held by J-K Navigator Fund, L.P.

(12)
The equity ownership reported in this table is based on the holder’s Schedule 13G/A filed with the SEC on February 14, 2006. The address of the person is: 82 Devonshire Street, Boston, Massachusetts 02109. Fidelity Management & Research Company is a wholly-owned subsidiary of FMR Corp. and is the beneficial owner of 46,192,873 shares as a result of acting as investment adviser to various investment companies and includes: 31,231,402 shares resulting from the assumed conversion of 5.875% senior notes. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and is a beneficial owner of 3,066,115 shares as a result of acting as investment adviser to various investment companies and includes: 3,066,115 shares resulting from the assumed conversion of 5.875% senior notes. Fidelity International Limited ("FIL") provides investment advisory and management services to non-U.S. investment companies and certain institutional investors and is a beneficial owner of 3,228,800 shares. FIL is a separate and independent corporate entity from FMR Corp. Edward C. Johnson 3d, Chairman of FMR Corp. and FIL owns shares of FIL voting stock with the right to cast approximately 38% of the total votes of FIL voting stock. Edward C. Johnson 3d, chairman of FMR Corp., and FMR Corp. each has sole power to dispose of 52,487,788 shares.

(13)	The equity ownership reported in this table is based upon holder’s Schedule 13G filed with the SEC January 25, 2006. The address of the reporting person is: 152 West 57th Street, 50th Floor, New York, NY 10019.

(14)	The equity ownership reported in this table is based upon holder’s Schedule 13G filed with the SEC February 14, 2006. The address of the reporting person is: 75 State Street, Boston, MA 02109. Wellington Management Company, LLC, in its capacity as investment adviser, may be deemed to beneficially own 21,985,377 shares of the Issuer which are held of record by clients of Wellington Management Company, LLC.

Securities authorized for issuance under equity compensation plans

The following information is provided as of December 31, 2005 with respect to equity compensation plans:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	for Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	29,126,744 (1)	$ 4.47	42,758,409
Equity compensation plans not approved by security holders	289,268 (2)	$ 3.91	--

TOTAL	29,416,012	$ 4.46	42,758,409

(1)
This total does not include 4,252,570 shares issued pursuant to restricted stock grants made under our 2001 Stock Incentive Plan, which were subject to vesting based on continued employment or 11,258,256 performance shares issued under our LTIP plan, which are subject to vesting based on continued employment and Charter’s achievement of certain performance criteria.

(2)	Includes shares of Charter’s Class A common stock to be issued upon exercise of options granted pursuant to an individual compensation agreement with a consultant.

Item 13. Certain Relationships and Related Transactions.

The following sets forth certain transactions in which we are involved and in which the directors, executive officers and affiliates of Charter have or may have a material interest. The transactions fall generally into three broad categories:

•
Transactions in which Mr. Allen has an interest that arise directly out of Mr. Allen’s investment in Charter and Charter Holdco. A large number of the transactions described below arise out of Mr. Allen’s direct and indirect (through CII, or the Vulcan entities, each of which Mr. Allen controls) investment in Charter and its subsidiaries, as well as commitments made as consideration for the investments themselves.

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

A number of our debt instruments and those of our subsidiaries require delivery of fairness opinions for transactions with Mr. Allen or his affiliates involving more than $50 million. Such fairness opinions have been obtained whenever required. All of our transactions with Mr. Allen or his affiliates have been considered for approval either by the board of directors of Charter or a committee of the board of directors. All of our transactions with Mr. Allen or his affiliates have been deemed by the board of directors or a committee of the board of directors to be in our best interest. Related party transactions are approved by Charter’s Audit Committee or another independent body of the board of directors in compliance with the listing requirements applicable to NASDAQ National Market listed companies. Except where noted below, we do not believe that these transactions present any unusual risks for us that would not be present in any similar commercial transaction.

The chart below summarizes certain information with respect to these transactions. Additional information regarding these transactions is provided following the chart.

Interested
Transaction	Related Party	Description of Transaction

Intercompany Management Arrangements	Paul G. Allen	Subsidiaries of Charter Holdings paid Charter approximately $128 million for management services rendered in 2005.

Mutual Services Agreement	Paul G. Allen	Charter paid Charter Holdco $89 million for services rendered in 2005.

Previous Management Agreement	Paul G. Allen	No fees were paid in 2005, although total management fees accrued and payable to CII, exclusive of interest, were approximately $14 million at December 31, 2005.

Channel Access Agreement	Paul G. Allen W. Lance Conn Jo Allen Patton
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

TechTV Carriage Agreement	Paul G. Allen W. Lance Conn Jo Allen Patton Larry W. Wangberg	We recorded approximately $1 million from TechTV under the affiliation agreement in 2005 related to launch incentives as a reduction of programming expense.

Oxygen Media Corporation Carriage Agreement	Paul G. Allen W. Lance Conn Jo Allen Patton
We paid Oxygen Media approximately $9 million under a carriage agreement in exchange for programming in 2005. We recorded approximately $0.1 million in 2005 from Oxygen Media related to launch incentives as a reduction of programming expense. We received 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share in March 2005. We recognized approximately $2 million as a reduction of programming expense in 2005, in recognition of the guaranteed value of the investment.

Portland Trail Blazers Carriage Agreement	Paul G. Allen	We paid approximately $116,500 for rights to carry the cable broadcast of certain Trail Blazers basketball games in 2005.

Digeo, Inc. Broadband Carriage	Paul G. Allen	We paid Digeo approximately $3 million for customized

Agreement	Carl E. Vogel Jo Allen Patton W. Lance Conn Michael J. Lovett	development of the i-channels and the local content tool kit in 2005. We entered into a license agreement in 2004 for the Digeo software that runs DVR units purchased from a third party. We paid approximately $1 million in license and maintenance fees in 2005. We paid approximately $10 million in capital purchases in 2005.

Payment for relative’s services	Carl E. Vogel	During all of 2005, Mr. Vogel's brother-in-law was an employee of Charter Holdco and was paid a salary commensurate with his position in the engineering department.

Radio advertising	Marc B. Nathanson	We believe that, through a third party advertising agency, we have paid approximately $67,600 in 2005 to Mapleton Communications, an affiliate of Mapleton Investments, LLC.

Indemnification Advances	Current and former directors and current and former officers named in certain legal proceedings	Charter reimbursed certain of its current and former directors and executive officers a total of approximately $16,200 for costs incurred in connection with litigation matters in 2005.

The following sets forth additional information regarding the transactions summarized above.

Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries

As noted above, a number of our related party transactions arise out of Mr. Allen’s investment in Charter and its subsidiaries. Some of these transactions are with CII and Vulcan Ventures (both owned 100% by Mr. Allen), Charter (controlled by Mr. Allen) and Charter Holdco (approximately 55% owned by us and 45% owned by other affiliates of Mr. Allen). See "Item 1. Business - Organizational Chart" for more information regarding the ownership by Mr. Allen and certain of his affiliates.

Intercompany Management Arrangements

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter provides management services for the cable systems owned or operated by its subsidiaries. These management agreements provide for reimbursement to Charter for all costs and expenses incurred by it for activities relating to the ownership and operation of the managed cable systems, including corporate overhead, administration and salary expense.

The total amount paid by Charter Holdco and all of its subsidiaries is limited to the amount necessary to reimburse Charter for all of its expenses, costs, losses, liabilities and damages paid or incurred by it in connection with the performance of its services under the various management agreements and in connection with its corporate overhead, administration, salary expense and similar items. The expenses subject to reimbursement include fees Charter is obligated to pay under the mutual services agreement with CII. Payment of management fees by Charter’s operating subsidiaries is subject to certain restrictions under the credit facilities and indentures of such subsidiaries and the indentures governing the Charter Holdings public debt. If any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date it is paid. For the year ended December 31, 2005, the subsidiaries of Charter Holdings paid a total of $128 million in management fees to Charter.

Mutual Services Agreement

Charter, Charter Holdco and CII are parties to a mutual services agreement whereby each party shall provide rights and services to the other parties as may be reasonably requested for the management of the entities involved and their subsidiaries, including the cable systems owned by their subsidiaries all on a cost-reimbursement basis. The officers and employees of each party are available to the other parties to provide these rights and services, and all expenses and costs incurred in providing these rights and services are paid by Charter. Each of the parties will indemnify and hold harmless the other parties and their directors, officers and employees from and against any and all claims that may be made against any of them in connection with the mutual services agreement except due to its or their gross negligence or willful misconduct. The mutual services agreement expires on November 12, 2009, and may be terminated at any time by any party upon thirty days’ written notice to the other. For the year ended December 31, 2005, Charter paid approximately $89 million to Charter Holdco for services rendered pursuant to the mutual services agreement. All such amounts are reimbursable to Charter pursuant to a management arrangement with our subsidiaries. See "— Intercompany Management Arrangements." The accounts and balances related to these services eliminate in consolidation. CII no longer provides services pursuant to this agreement.

Previous Management Agreement with Charter Investment, Inc.

Prior to November 12, 1999, CII provided management and consulting services to our operating subsidiaries for a fee equal to 3.5% of the gross revenues of the systems then owned, plus reimbursement of expenses. The balance of management fees payable under the previous management agreement was accrued with payment at the discretion of CII, with interest payable on unpaid amounts. For the year ended December 31, 2005, our subsidiaries did not pay any fees to CII to reduce management fees payable. As of December 31, 2005, total management fees payable by our subsidiaries to CII were approximately $14 million, exclusive of any interest that may be charged and are included in deferred management fees - related party on the consolidated balance sheets contained in "Item 8. Financial Statements and Supplementary Data."

Vulcan Ventures Channel Access Agreement

Vulcan Ventures, an entity controlled by Mr. Allen, Charter, CII and Charter Holdco are parties to an agreement dated September 21, 1999 granting to Vulcan Ventures the right to use up to eight of our digital cable channels as partial consideration for a prior capital contribution of $1.325 billion. Specifically, at Vulcan Ventures’ request, we will provide Vulcan Ventures with exclusive rights for carriage of up to eight digital cable television programming services or channels on each of the digital cable systems with local and to the extent available, national control of the digital product owned, operated, controlled or managed by Charter or its subsidiaries now or in the future of 550 megahertz or more. If the system offers digital services but has less than 550 megahertz of capacity, then the programming services will be equitably reduced. Upon request of Vulcan Ventures, we will attempt to reach a comprehensive programming agreement pursuant to which it will pay the programmer, if possible, a fee per digital video customer. If such fee arrangement is not achieved, then we and the programmer shall enter into a standard programming agreement. The initial term of the channel access agreement was 10 years, and the term extends by one additional year (such that the remaining term continues to be 10 years) on each anniversary date of the agreement unless either party provides the other with notice to the contrary at least 60 days prior to such anniversary date. To date, Vulcan Ventures has not requested to use any of these channels. However, in the future it is possible that Vulcan Ventures could require us to carry programming that is less profitable to us than the programming that we would otherwise carry and our results would suffer accordingly.

Equity Put Rights

CC VIII.  As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, Charter’s indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen, indirectly through a company controlled by him, CII, became the holder of the CC VIII interest. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to a 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC's capital account and Mr. Allen's capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003).

An issue arose as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII interest following consummation of the Comcast put right. Thereafter, the board of directors of Charter formed a Special Committee (comprised of Messrs. Merritt, Tory and Wangberg) to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee determined that a "scrivener’s error" had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

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

As of October 31, 2005, Mr. Allen, the Special Committee, Charter, Charter Holdco and certain of their affiliates, agreed to settle the dispute, and execute certain permanent and irrevocable releases pursuant to the Settlement Agreement and Mutual Release agreement dated October 31, 2005 (the "Settlement"). Pursuant to the Settlement, CII has retained 30% of its CC VIII interest (the "Remaining Interests"). The Remaining Interests are subject to certain drag along, tag along and transfer restrictions as detailed in the revised CC VIII Limited Liability Company Agreement. CII transferred the other 70% of the CC VIII interest directly and indirectly, through Charter Holdco, to a newly formed entity, CCHC (a direct subsidiary of Charter Holdco and the direct parent of Charter Holdings). Of that other 70% of the CC VIII preferred interests, 7.4% has been transferred by CII to CCHC for a subordinated exchangeable note with an initial accreted value of $48 million, accreting at 14%, compounded quarterly, with a 15-year maturity (the "CCHC note"). The remaining 62.6% has been transferred by CII to Charter Holdco, in accordance with the terms of the settlement for no additional monetary consideration. Charter Holdco contributed the 62.6% interest to CCHC.

As part of the Settlement, CC VIII issued approximately 49 million additional Class B units to CC V in consideration for prior capital contributions to CC VIII by CC V, with respect to transactions that were unrelated to the dispute in connection with CII’s membership units in CC VIII. As a result, Mr. Allen’s pro rata share of the profits and losses of CC VIII attributable to the Remaining Interests is approximately 5.6%.

The CCHC note is exchangeable, at CII’s option, at any time, for Charter Holdco Class A Common units at a rate equal to the then accreted value, divided by $2.00 (the "Exchange Rate"). Customary anti-dilution protections have been provided that could cause future changes to the Exchange Rate. Additionally, the Charter Holdco Class A Common units received will be exchangeable by the holder into Charter common stock in accordance with existing agreements between CII, Charter and certain other parties signatory thereto. Beginning February 28, 2009, if the closing price of Charter common stock is at or above the Exchange Rate for a certain period of time as specified in the Exchange Agreement, Charter Holdco may require the exchange of the CCHC note for Charter Holdco Class A Common units at the Exchange Rate.

CCHC has the right to redeem the CCHC note under certain circumstances, for cash in an amount equal to the then accreted value, such amount, if redeemed prior to February 28, 2009, would also include a make whole up to the accreted value through February 28, 2009. CCHC must redeem the CCHC note at its maturity for cash in an amount equal to the initial stated value plus the accreted return through maturity.

Charter’s Board of Directors has determined that the transferred CC VIII interests remain at CCHC.

Allocation of Business Opportunities with Mr. Allen

As described under "— Third Party Business Relationships in which Mr. Allen has or had an Interest" in this section, Mr. Allen and a number of his affiliates have interests in various entities that provide services or programming to our subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter and Charter Holdco, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries, to engage in any business transaction outside the cable transmission business except for the Digeo, Inc. joint venture; a joint venture to develop a digital video recorder set-top terminal; an existing investment in Cable Sports Southeast, LLC, a provider of regional sports programming; as an owner of the business of Interactive Broadcaster Services Corporation or, Chat TV, an investment in @Security Broadband Corp., a company developing broadband security applications; and incidental businesses engaged in as of the closing of Charter’s initial public offering in November 1999. This restriction will remain in effect until all of the shares of Charter’s high-vote Class B common stock have been converted into shares of Charter’s Class A common stock due to Mr. Allen’s equity ownership falling below specified thresholds.

Charter or Charter Holdco or any of their subsidiaries may not pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, unless Mr. Allen consents to Charter or its subsidiaries engaging in the business transaction. In any such case, the restated certificate of incorporation of Charter and the limited liability company agreement of Charter Holdco would need to be amended accordingly to modify the current restrictions on the ability of such entities to engage in any business other than the cable transmission business. The cable transmission business means the business of transmitting video, audio, including telephone, and data over cable systems owned, operated or managed by Charter, Charter Holdco or any of their subsidiaries from time to time.

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

Also, conflicts could arise with respect to the allocation of corporate opportunities between us and Mr. Allen and his affiliates in connection with his investments in businesses in which we are permitted to engage under Charter’s restated certificate of incorporation. Certain of the indentures of Charter and its subsidiaries require the applicable issuer of notes to obtain, under certain circumstances, approval of the board of directors of Charter and, where a transaction or series of related transactions is valued at or in excess of $50 million, a fairness opinion with respect to transactions in which Mr. Allen has an interest. Related party transactions are approved by Charter’s Audit Committee in compliance with the listing requirements applicable to NASDAQ national market listed companies. We have not instituted any other formal plan or arrangement to address potential conflicts of interest.

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

Third Party Business Relationships in which Mr. Allen has or had an Interest

As previously noted, Mr. Allen has and has had extensive investments in the areas of media and technology. We have a number of commercial relationships with third parties in which Mr. Allen has an interest. Mr. Allen or his affiliates own equity interests or warrants to purchase equity interests in various entities with which we do business or which provide us with products, services or programming. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated and Vulcan Inc. and is the president of Vulcan Ventures. Ms. Jo Allen Patton is a director and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures. Mr. Lance Conn is Executive Vice President of Vulcan Inc. and Vulcan Ventures. The various cable, media, Internet and telephone companies in which Mr. Allen has invested may mutually benefit one another. We can give no assurance, nor should you expect, that any of these business relationships will be successful, that we will realize any benefits from these relationships or that we will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

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

In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provide for (i) Charter Holdco and TechTV to amend the affiliation agreement which, among other things, revises the description of the TechTV network content, provides for Charter Holdco to waive certain claims against TechTV relating to alleged breaches of the affiliation agreement and provides for TechTV to make payment of outstanding launch receivables due to Charter Holdco under the affiliation agreement, (ii) Vulcan Programming to pay approximately $10 million and purchase over a 24-month period, at fair market rates, $2 million of advertising time across various cable networks on Charter cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and in settlement of the aforementioned claims and (iii) TechTV to be a provider of content relating to technology and video gaming for Charter’s interactive television platforms through December 31, 2006 (exclusive for the first year). For the year ended December 31, 2005, we recognized approximately $1 million of the Vulcan Programming payment as an offset to programming expense.

We believe that Vulcan Programming, which is 100% owned by Mr. Allen, owned an approximate 98% equity interest in TechTV at the time Vulcan Programming sold TechTV to an unrelated third party in May 2004.

Oxygen Media Corporation

Oxygen Media LLC ("Oxygen") provides programming content aimed at the female audience for distribution over cable systems and satellite. On July 22, 2002, Charter Holdco entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. Under the carriage agreement, we currently make Oxygen programming available to approximately 5 million of our video customers. In August 2004, Charter Holdco and Oxygen entered into agreements that amended and renewed the carriage agreement. The amendment to the carriage agreement (a) revised the number of our customers to which Oxygen programming must be carried and for which we must pay, (b) released Charter Holdco from any claims related to the failure to achieve distribution benchmarks under the carriage agreement, (c) required Oxygen to make payment on outstanding receivables for launch incentives due to us under the carriage agreement; and (d) requires that Oxygen provide its programming content to us on economic terms no less favorable than Oxygen provides to any other cable or satellite operator having fewer subscribers than us. The renewal of the carriage agreement (a) extends the period that we will carry Oxygen programming to our customers through January 31, 2008, and (b) requires license fees to be paid based on customers receiving Oxygen programming, rather than for specific customer benchmarks. For the year ended December 31, 2005, we paid Oxygen approximately $9 million for programming content. In addition, Oxygen pays us launch incentives for customers launched after the first year of the term of the carriage agreement up to a total of $4 million. We recorded approximately $0.1 million related to these launch incentives as a reduction of programming expense for the year ended December 31, 2005.

In August 2004, Charter Holdco and Oxygen amended an equity issuance agreement to provide for the issuance of 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco in place of the $34 million of unregistered shares of Oxygen Media common stock required under the original equity issuance agreement. Oxygen Media delivered these shares in March 2005. The preferred stock is convertible into common stock after December 31, 2007 at a conversion ratio, the numerator of which is the liquidation preference and the denominator which is the fair market value per share of Oxygen Media common stock on the conversion date.
We recognized the guaranteed value of the investment over the life of the carriage agreement as a reduction of programming expense. For the year ended December 31, 2005, we recorded approximately $2 million as a reduction of programming expense. The carrying value of our investment in Oxygen was approximately $33 million as of December 31, 2005.

As of December 31, 2005, through Vulcan Programming, Mr. Allen owned an approximate 31% interest in Oxygen assuming no exercises of outstanding warrants or conversion or exchange of convertible or exchangeable securities.

Ms. Jo Allen Patton is a director and the President of Vulcan Programming. Mr. Lance Conn is a Vice President of Vulcan Programming. Marc Nathanson has an indirect beneficial interest of less than 1% in Oxygen.

Portland Trail Blazers

On October 7, 1996, the former owner of our Falcon cable systems entered into a letter agreement and a cable television agreement with Trail Blazers Inc. for the cable broadcast in the metropolitan area surrounding Portland, Oregon of pre-season, regular season and playoff basketball games of the Portland Trail Blazers, a National Basketball Association basketball team. Mr. Allen is the 100% owner of the Portland Trail Blazers and Trail Blazers Inc. Under the letter agreement, Trail Blazers Inc. was paid a fixed fee for each customer in areas directly served by the Falcon cable systems. Under the cable television agreement, we shared subscription revenues with Trail Blazers Inc. We paid approximately $116,500 for the year ended December 31, 2005 in connection with the cable broadcast of Portland Trail Blazers basketball games under the October 1996 cable television agreement and subsequent local cable distribution agreements.

Digeo, Inc.

In March 2001, a subsidiary of Charter Holdings, Charter Communications Ventures, LLC ("Charter Ventures") and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo, Inc. ("Digeo"), an entity controlled by Paul Allen. In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures Incorporated. The equity interest is subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. After Vulcan Ventures recovers its amount contributed and any cumulative loss allocations, Charter Ventures has a 100% profit interest in DBroadband Holdings, LLC. Charter Ventures is not required to make any capital contributions, including capital calls to Digeo. DBroadband Holdings, LLC is therefore not included in our accompanying consolidated financial statements. Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return. Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf.

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

On September 28, 2002, Charter entered into a second amendment to its broadband carriage agreement with Digeo Interactive. This amendment superseded the amendment of September 27, 2001. It provided for the development by Digeo Interactive of future features to be included in the Basic i-TV service to be provided by Digeo and for Digeo’s development of an interactive "toolkit" to enable Charter to develop interactive local content. Furthermore, Charter could request that Digeo Interactive manage local content for a fee. The amendment provided for Charter to pay for development of the Basic i-TV service as well as license fees for customers who would receive the service, and for Charter and Digeo to split certain revenues earned from the service. In 2005, we paid Digeo Interactive approximately $3 million for customized development of the i-channels and the local content tool kit. This amendment expired pursuant to its terms on December 31, 2003. Digeo Interactive is continuing to provide the Basic i-TV service on a month-to-month basis.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder ("DVR") units. The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004. Under the license agreement Digeo Interactive granted to Charter Holdco the right to use Digeo’s proprietary software for the number of DVR units that Charter deployed from a maximum of 10 headends through year-end 2004. This maximum number of headends restriction was expanded and eventually eliminated through successive agreement amendments and the date for entering into license agreements for units deployed was extended. The license granted for each unit deployed under the agreement is valid for five years. In addition, Charter will pay certain other fees including a per-headend license fee and maintenance fees. Maximum license and maintenance fees during the term of the agreement are expected to be approximately $7 million. The agreement includes an "MFN clause" pursuant to which Charter is entitled to receive contract terms, considered on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer. We paid approximately $1 million in license and maintenance fees in 2005.

In April 2004, we launched DVR service (using units containing the Digeo software) in our Rochester, Minnesota market using a broadband media center that is an integrated set-top terminal with a cable converter, DVR hard drive and connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras).

In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units. The term sheet provided that the parties would proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the development, testing and purchase of the DVR units and that the parties would enter into a license agreement for Digeo's proprietary software on terms substantially similar to the terms of the license agreement described above. In November 2004, Charter Holdco and Digeo Interactive executed the license agreement and in December 2004, the parties executed the purchase agreement, each on terms substantially similar to the binding term sheet. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million. The definitive agreements are terminable at no penalty to Charter in certain circumstances. We paid approximately $10 million for the year ended December 31, 2005 in capital purchases under this agreement.

In late 2003, Microsoft filed suit against Digeo for $9 million in a breach of contract action, involving an agreement that Digeo and Microsoft had entered into in 2001. Digeo informed Charter that it believed it had an indemnification claim against Charter for half that amount. Digeo settled with Microsoft agreeing to make a cash payment and to purchase certain amounts of Microsoft software products and consulting services through 2008. In consideration of Digeo agreeing to release Charter from its potential claim against Charter, after consultation with outside counsel Charter agreed, in June 2005, to purchase a total of $2.3 million in Microsoft consulting services through 2008, a portion of which amounts Digeo has informed Charter will count against Digeo’s purchase obligations with Microsoft.

In October 2005, Charter Holdco and Digeo Interactive entered into a binding term sheet for the test market deployment of the Moxi Entertainment Applications Pack ("MEAP"). The MEAP is an addition to the Moxi Client Software and will contain ten games (such as Video Poker and Blackjack), a photo application and jukebox application. The term sheet is limited to a test market application of approximately 14,000 subscribers and the aggregate value is not expected to exceed $0.1 million. In the event the test market proves successful, the companies will replace the term sheet with a long form agreement including a planned roll-out across additional markets. The term sheet expires on May 1, 2006.

We believe that Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 60% equity interest in Digeo, Inc., on a fully-converted non-diluted basis. Messrs. Allen and Conn and Ms. Patton are directors of Digeo. Mr. Lovett is a director of Digeo since December 2005 and Mr. Vogel was a director of Digeo in 2004. During 2004 and 2005, Mr. Vogel held options to purchase 10,000 shares of Digeo common stock.

Other Miscellaneous Relationships

Payment for Relative’s Services

Since June 2003, Mr. Vogel's brother-in-law has been an employee of Charter Holdco and has received a salary commensurate with his position in the engineering department.

Radio Advertising

We believe that, through a third party advertising agency, we have paid approximately $67,600 in 2005 to Mapleton Communications, an affiliate of Mapleton Investments, LLC that owns radio stations in Oregon and California. Mr. Nathanson is the Chairman and owner of Mapleton Investments, LLC.

Indemnification Advances

Pursuant to Charter’s bylaws (and the employment agreements of certain of our current and former officers), Charter is obligated (subject to certain limitations) to indemnify and hold harmless, to the fullest extent permitted by law, any officer, director or employee against all expense, liability and loss (including, among other things, attorneys’ fees) reasonably incurred or suffered by such officer, director or employee as a result of the fact that he or she is a party or is threatened to be made a party or is otherwise involved in any action, suit or proceeding by reason of the fact that he or she is or was a director, officer or employee of Charter. In addition, Charter is obligated to pay, as an advancement of its indemnification obligation, the expenses (including attorneys’ fees) incurred by any officer, director or employee in defending any such action, suit or proceeding in advance of its final disposition, subject to an obligation to repay those amounts under certain circumstances. Pursuant to these indemnification arrangements and as an advancement of costs, Charter has reimbursed certain of its current and former directors and executive officers a total of approximately $16,200 in respect of invoices received in 2005, in connection with their defense of certain legal actions. These amounts were submitted to Charter’s director and officer insurance carrier and have been reimbursed consistent with the terms of the settlement of the legal actions.

Item 14. Principal Accounting Fees and Services.

Audit fees, audit-related fees and all other fees we incurred related to services provided by KPMG LLP ("KPMG") and discussed below represent all fees paid as part of the Charter engagement, including audits performed for Charter and its subsidiaries, including us.

Audit Fees

We incurred fees and related expenses for professional services rendered by KPMG for the audits of our, our parent company’s and our subsidiaries’ financial statements (including one parent company and three subsidiaries that are also public registrants), for the review of our, our parent company’s and our subsidiaries’ interim financial statements and seven offering memorandums and registration statement filings in 2005 and five offering memorandums and registration statement filings in 2004 totaling approximately $6 million in each of 2005 and 2004. Included in the total for each of 2005 and 2004 are fees and related expenses of $2 million for the audit of internal control over financial reporting required under Sarbanes-Oxley Section 404.

Audit-Related Fees

We incurred fees to KPMG of approximately $0.1 million during the year ended December 31, 2004. These services primarily related to the audit of our 401(k) plan and advisory services associated with our Sarbanes-Oxley Section 404 implementation.

All Other Fees

None.

Charter’s Audit Committee appoints, retains, compensates and oversees the registered public accountants (subject, if applicable, to board of director and/or shareholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where nonaudit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with registered public accountants. Preapprovals of non-audit services are sometimes delegated to a single member of Charter’s Audit Committee. However, any pre-approvals made by Charter’s Audit Committee’s designee are presented at its Audit Committee’s next regularly scheduled meeting. Charter’s Audit Committee has an obligation to consult with management on these matters. Charter’s Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2005 and 2004. Each year, including 2005, with respect to the proposed audit engagement, Charter’s Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

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

(3)	The index to the exhibits begins on page 120 of this annual report.

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

CHARTER COMMUNICATIONS HOLDINGS, LLC
Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager
Date: March 29, 2006	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
Registrant
Date: March 29, 2006	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen	Chairman of the Board of Directors	March 29, 2006
Paul G. Allen

/s/ Neil Smit	President, Chief Executive	March 29, 2006
Neil Smit	Officer, Director (Principal Executive Officer)
Charter Communications Holdings Capital Corporation
March 29, 2006
/s/ Jeffrey T. Fisher	Executive Vice President and Chief Financial Officer
Jeffrey T. Fisher	(Principal Financial Officer)

/s/ Paul E. Martin	Senior Vice President, Principal Accounting	March 29, 2006
Paul E. Martin	Officer and Corporate Controller (Principal Accounting
Officer)

/s/ W. Lance Conn	Director, Charter Communications, Inc.	March 29, 2006
W. Lance Conn

/s/ Nathaniel A. Davis	Director, Charter Communications, Inc.	March 29, 2006
Nathaniel A. Davis

/s/Jonathan L. Dolgen	Director, Charter Communications, Inc.	March 29, 2006
Jonathan L. Dolgen

/s/ Robert P. May	Director, Charter Communications, Inc.	March 26, 2006
Robert P. May

/s/ David C. Merritt	Director, Charter Communications, Inc.	March 29, 2006
David C. Merritt

/s/ Marc B. Nathanson	Director, Charter Communications, Inc.	March 29, 2006
Marc B. Nathanson

/s/ Jo Allen Patton	Director, Charter Communications, Inc.	March 29, 2006
Jo Allen Patton

/s/ John H. Tory	Director, Charter Communications, Inc.	March 29, 2006
John H. Tory

/s/ Larry W. Wangberg	Director, Charter Communications, Inc.	March 29, 2006
Larry W. Wangberg

Exhibit Index

(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit	Description

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

2.3
Purchase Agreement dated as of January 26, 2006, by and between CCH II, LLC, CCH II Capital Corp and J.P. Morgan Securities, Inc as Representative of several Purchasers for $450,000,000 10.25% Senior Notes Due 2010 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

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

4.7(a)
Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.750% senior notes due 2009 (incorporated by reference to Exhibit 4.2(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

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

4.8(a)
Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.125% senior notes due 2011 (incorporated by reference to Exhibit 4.2(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

4.8(b)
First Supplemental Indenture dated as of September 28, 2005, between Charter Communications Holdings, LLC, Charter Communications Capital Corporation and BNY Midwest Trust Company governing 11.125% Senior Notes due 2011 (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.9(a)
Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 13.500% senior discount notes due 2011 (incorporated by reference to Exhibit 4.2(c) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

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

4.13(b)
First Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (incorporated by reference to Exhibit 4.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-

27927)).
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

10.1
Indenture, dated as of April 9, 1998, by among Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Forms S-4 of Renaissance Media Group LLC, Renaissance Media (Tennessee) LLC, Renaissance Media (Louisiana) LLC and Renaissance Media Capital Corporation filed on June 12, 1998 (File No. 333-56679)).

10.2
Indenture relating to the 10.25% Senior Notes due 2010, dated as of September 23, 2003, among CCH II, LLC, CCH II Capital Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications Inc. filed on September 26, 2003 (File No. 000-27927)).

10.3
Indenture relating to the 8 3/4% Senior Notes due 2013, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

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

10.5
Indenture dated as of December 15, 2004 among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of CCO Holdings, LLC filed on December 21, 2004 (File No. 333-112593)).

10.6
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

10.7
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

10.8
Pledge Agreement made by CCH I, LLC in favor of The Bank of New York Trust Company, NA, as Collateral Agent dated as of September 28, 2005 (incorporated by reference to Exhibit 10.15 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.9(a)
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

10.9(b)
Waiver and Amendment Agreement to the Senior Bridge Loan Agreement dated as of January 26, 2006 by and among CCO Holdings, LLC, CCO Holdings Capital Corp., certain lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc. and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint bookrunners, and Deutsche Bank Securities Inc., as documentation agent (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

10.10
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
10.11
Exchange Agreement, dated as of October 31, 2005, by and among Charter Communications Holding Company, LLC, Charter Investment, Inc. and Paul G. Allen (incorporated by reference to Exhibit 10.18 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.12
CCHC, LLC Subordinated and Accreting Note, dated as of October 31, 2005 (revised) (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on November 4, 2005 (File No. 000-27927)).

10.13
Consulting Agreement, dated as of March 10, 1999, by and between Vulcan Northwest Inc., Charter Communications, Inc. (now called Charter Investment, Inc.) and Charter Communications Holdings, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.14(a)
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

10.14(b)
Letter Agreement, dated June 19, 2003, by and among Charter Communications, Inc., Charter Communications Holding Company, LLC and Charter Investment, Inc. regarding Mutual Services Agreement (incorporated by reference to Exhibit No. 10.5(b) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.14(c)
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.15(a)
Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of March 31, 2003 (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.15(b)
Third Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.20 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 2, 2005 (File No. 000-27927)).

10.16(a)
Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.16(b)
First Amendment to the Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, adopted as of June 22, 2004 (incorporated by reference to Exhibit 10.16(b) to the annual report on Form 10-K filed by Charter Communications, Inc. on February 28, 2006 (File No.000-27927)).

10.17
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.18
Amended and Restated Credit Agreement among Charter Communications Operating, LLC, CCO Holdings, LLC and certain lenders and agents named therein dated April 27, 2004 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.19(a)
Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Consolidated Federal Class Action entitled in Re Charter Communications, Inc. Securities Litigation. (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.19(b)
Amendment to Stipulation of Settlement, dated as of May 23, 2005, regarding settlement of Consolidated Federal Class Action entitled In Re Charter Communications, Inc. Securities Litigation (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to the registration statement on Form S-1 filed by Charter Communications, Inc. on June 8, 2005 (File No. 333-121186)).

10.20
Settlement Agreement and Mutual Release, dated as of February 1, 2005, by and among Charter Communications, Inc. and certain other insureds, on the other hand, and Certain Underwriters at Lloyd's of London and certain subscribers, on the other hand. (incorporated by reference to Exhibit 10.49 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.21
Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Federal Derivative Action, Arthur J. Cohn v. Ronald L. Nelson et al and Charter Communications, Inc. (incorporated by reference to Exhibit 10.50 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.22(a)+
Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.22(b)+
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

10.22(c)+
Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.22(d)+
Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.22(e)+
Amendment No. 3 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.22(f)+
Amendment No. 4 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.23(a)+
Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.23(b)+
Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.23(c)+
Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.23(d)+
Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.23(e)+
Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.23(f)+
Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.23(g)+
Amendment No. 6 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective December 23, 2004 (incorporated by reference to Exhibit 10.43(g) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.23(h)+
Amendment No. 7 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective August 23, 2005 (incorporated by reference to Exhibit 10.43(h) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.23(i)+
Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(g) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 15, 2004 (File No. 000-27927)).

10.24+
Description of Charter Communications, Inc. 2005 Executive Bonus Plan (incorporated by reference to Exhibit 10.51 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.25+
2005 Executive Cash Award Plan dated as of June 9, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed June 15, 2005 (File No. 000-27927)).

10.26+
Executive Services Agreement, dated as of January 17, 2005, between Charter Communications, Inc. and Robert P. May (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 21, 2005 (File No. 000-27927)).

10.27+
Employment Agreement, dated as of October 8, 2001, by and between Carl E. Vogel and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.28+
Separation Agreement and Release for Carl E. Vogel, dated as of February 17, 2005 (incorporated by reference to Exhibit  99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 22, 2005 (File No. 000-27927)).

10.29+
Letter Agreement, dated April 15, 2005, by and between Charter Communications, Inc. and Paul E. Martin (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed April 19, 2005 (File No. 000-27927)).

10.30+
Restricted Stock Agreement, dated as of July 13, 2005, by and between Robert P. May and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed July 13, 2005 (File No. 000-27927)).

10.31+
Restricted Stock Agreement, dated as of July 13, 2005, by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed July 13, 2005 (File No. 000-27927)).

10.32+
Employment Agreement, dated as of August 9, 2005, by and between Neil Smit and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2005 (File No. 000-27927)).

10.33+
Employment Agreement dated as of September 2, 2005, by and between Paul E. Martin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 9, 2005 (File No. 000-27927)).

10.34+
Employment Agreement dated as of September 2, 2005, by and between Wayne H. Davis and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on September 9, 2005 (File No. 000-27927)).

10.35+
Employment Agreement dated as of October 31, 2005, by and between Sue Ann Hamilton and Charter Communications, Inc. (incorporated by reference to Exhibit 10.21 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.36+
Employment Agreement effective as of October 10, 2005, by and between Grier C. Raclin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on November 14, 2005 (File No. 000-27927)).

10.37+
Employment Offer Letter, dated November 22, 2005, by and between Charter Communications, Inc. and Robert A. Quigley (incorporated by reference to 10.68 to Amendment No. 1 to the registration statement on Form S-1 of Charter Communications, Inc. filed on February 2, 2006 (File No. 333-130898)).

10.38+
Employment Agreement dated as of December 9, 2005, by and between Robert A. Quigley and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 13, 2005 (File No. 000-27927)).

10.39+
Retention Agreement dated as of January 9, 2006, by and between Paul E. Martin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 10, 2006 (File No. 000-27927)).

10.40+
Employment Agreement dated as of January 20, 2006 by and between Jeffrey T. Fisher and Charter Communications, Inc.(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

10.41+
Employment Agreement dated as of February 28, 2006 by and between Michael J. Lovett and Charter Communications, Inc.(incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 3, 2006 (File No. 000-27927)).

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
_________
*	Document attached

+	Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Charter Communications Holdings, LLC:

We have audited the accompanying consolidated balance sheets of Charter Communications Holdings, LLC and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in member’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications Holdings, LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, effective September 30, 2004, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill.

As discussed in Note 17 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.

/s/ KPMG LLP

St. Louis, Missouri
February 27, 2006

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14	$546
Accounts receivable, less allowance for doubtful accounts of
$17 and $15, respectively	212	186
Prepaid expenses and other current assets	22	20
Total current assets	248	752

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,712 and $5,142, respectively	5,800	6,110
Franchises, net	9,826	9,878
Total investment in cable properties, net	15,626	15,988

OTHER NONCURRENT ASSETS	318	344

Total assets	$16,192	$17,084

LIABILITIES AND MEMBER’S DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,096	$1,112
Payables to related party	83	19
Total current liabilities	1,179	1,131

LONG-TERM DEBT	18,525	18,474
LOANS PAYABLE - RELATED PARTY	22	29
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	392	493
MINORITY INTEREST	622	656

MEMBER’S DEFICIT:
Member’s deficit	(4,564)	(3,698)
Accumulated other comprehensive income (loss)	2	(15)

Total member’s deficit	(4,562)	(3,713)

Total liabilities and member’s deficit	$16,192	$17,084

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,
	2005	2004	2003

REVENUES	$5,254	$4,977	$4,819

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,293	2,080	1,952
Selling, general and administrative	1,034	971	940
Depreciation and amortization	1,499	1,495	1,453
Impairment of franchises	--	2,433	--
Asset impairment charges	39	--	--
(Gain) loss on sale of assets, net	6	(86)	5
Option compensation expense, net	14	31	4
Hurricane asset retirement loss	19	--	--
Special charges, net	7	104	21
Unfavorable contracts and other settlements	--	(5)	(72)

	4,911	7,023	4,303

Income (loss) from operations	343	(2,046)	516

OTHER INCOME AND EXPENSES:
Interest expense, net	(1,739)	(1,618)	(1,486)
Gain on derivative instruments and hedging activities, net	50	69	65
Gain (loss) on extinguishment of debt	494	(21)	187
Other, net	22	2	(10)

	(1,173)	(1,568)	(1,244)

Loss before minority interest, income taxes and cumulative effect of accounting change	(830)	(3,614)	(728)

MINORITY INTEREST	33	20	(29)

Loss before income taxes and cumulative effect of accounting change	(797)	(3,594)	(757)

INCOME TAX BENEFIT (EXPENSE)	(9)	35	(13)

Loss before cumulative effect of accounting change	(806)	(3,559)	(770)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	--	(840)	--

Net loss	$(806)	$(4,399)	$(770)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY (DEFICIT)
(dollars in millions)

		Accumulated	Total
	Member’s	Other	Member’s
	Equity	Comprehensive	Equity
	(Deficit)	Income (Loss)	(Deficit)

BALANCE, December 31, 2002	$2,011	$(105)	$1,906
Distributions to parent company	(548)	--	(548)
Changes in fair value of interest
rate agreements	--	48	48
Other, net	3	--	3
Net loss	(770)	--	(770)

BALANCE, December 31, 2003	696	(57)	639
Changes in fair value of interest rate
agreements	--	42	42
Other, net	5	--	5
Net loss	(4,399)	--	(4,399)

BALANCE, December 31, 2004	(3,698)	(15)	(3,713)
Distributions to parent company	(60)	--	(60)
Changes in fair value of interest rate
agreements and other	--	17	17
Net loss	(806)	--	(806)

BALANCE, December 31, 2005	$(4,564)	$2	$(4,562)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(806)	$(4,399)	$(770)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	(33)	(20)	29
Depreciation and amortization	1,499	1,495	1,453
Impairment of franchises	--	2,433	--
Asset impairment charges	39	--	--
(Gain) loss on sale of assets, net	6	(86)	5
Option compensation expense, net	14	27	4
Hurricane asset retirement loss	19	--	--
Special charges, net	--	85	--
Unfavorable contracts and other settlements	--	(5)	(72)
Noncash interest expense	257	315	410
Gain on derivative instruments and hedging activities, net	(50)	(69)	(65)
(Gain) loss on extinguishment of debt	(501)	18	(187)
Deferred income taxes	3	(42)	13
Cumulative effect of accounting change, net of tax	--	840	--
Other, net	(22)	(3)	--
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(31)	(3)	62
Prepaid expenses and other assets	(6)	(4)	13
Accounts payable, accrued expenses and other	(44)	(83)	(109)
Receivables from and payables to related party, including deferred management fees	(90)	(68)	(40)

Net cash flows from operating activities	254	431	746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,088)	(893)	(804)
Change in accrued expenses related to capital expenditures	13	(33)	(41)
Proceeds from sale of assets	44	744	91
Purchases of investments	(1)	(6)	(8)
Proceeds from investments	16	--	--
Other, net	(2)	(3)	(3)

Net cash flows from investing activities	(1,018)	(191)	(765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,207	3,147	739
Borrowings from related parties	140	--	--
Repayments of long-term debt	(1,107)	(4,860)	(1,369)
Repayments to related parties	(147)	(8)	(36)
Proceeds from issuance of debt	294	2,050	529
Payments for debt issuance costs	(70)	(108)	(42)
Redemption of preferred interest	(25)	--	--
Distributions	(60)	--	(27)

Net cash flows from financing activities	232	221	(206)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(532)	461	(225)
CASH AND CASH EQUIVALENTS, beginning of period	546	85	310

CASH AND CASH EQUIVALENTS, end of period	$14	$546	$85

CASH PAID FOR INTEREST	$1,467	$1,264	$1,069

NONCASH TRANSACTIONS:
Issuance of debt by CCH I Holdings, LLC	$2,423	$--	$--
Issuance of debt by CCH I, LLC	$3,686	$--	$--
Issuance of debt by Charter Communications Operating, LLC	$333	$--	$--
Retirement of Charter Communications Holdings, LLC debt	$(7,000)	$--	$1,257
Transfer of property, plant and equipment from parent company	$139	$--	$--
Issuance of debt by CCH II, LLC	$--	$--	$1,572
CCH II, LLC notes distributed to retire parent company debt	$--	$--	$521

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

1. Organization and Basis of Presentation

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets at December 31, 2005 are equity interests in its operating subsidiaries. Charter Holdings is a subsidiary of CCHC, LLC ("CCHC") which is a subsidiary of Charter Communications Holding Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications, Inc. ("Charter"). The consolidated financial statements include the accounts of Charter Holdings and all of its wholly owned subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company." All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high-definition television, video on demand and telephone. The Company sells its cable video programming, high-speed Internet and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

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

Reclassifications. Certain prior year amounts have been reclassified to conform with the 2005 presentation.

2. Liquidity and Capital Resources

The Company incurred net loss of $806 million, $4.4 billion and $770 million in 2005, 2004 and 2003, respectively. The Company’s net cash flows from operating activities were $254 million, $431 million and $746 million for the years ending December 31, 2005, 2004 and 2003, respectively.

The Company has a significant level of debt. The Company's long-term financing as of December 31, 2005 consists of $5.7 billion of credit facility debt and $12.8 billion accreted value of high-yield notes. In 2006, $30 million of the Company’s debt matures and in 2007, an additional $385 million matures. In 2008 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

Recent Financing Transactions

In January 2006, CCH II, LLC ("CCH II") and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Communications Operating, LLC ("Charter Operating"), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In October 2005, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp., as guarantor thereunder, entered into a senior bridge loan agreement (the "Bridge Loan") with JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch and Deutsche Bank AG Cayman Islands Branch (the "Lenders") whereby the Lenders committed to make loans to CCO Holdings in an aggregate amount of $600 million. Upon the issuance of $450 million of CCH II notes discussed above, the commitment under the Bridge Loan was reduced to $435 million. CCO Holdings may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the Bridge Loan.

In September 2005, Charter Holdings and its wholly owned subsidiaries, CCH I, LLC ("CCH I") and CCH I Holdings, LLC ("CIH"), completed the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings in a private placement for new debt securities. Holders of Charter Holdings notes due in 2009 and 2010 exchanged $3.4 billion principal amount of notes for $2.9 billion principal amount of

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

new 11% CCH I notes due 2015. Holders of Charter Holdings notes due 2011 and 2012 exchanged $845 million principal amount of notes for $662 million principal amount of 11% CCH I notes due 2015. In addition, holders of Charter Holdings notes due 2011 and 2012 exchanged $2.5 billion principal amount of notes for $2.5 billion principal amount of various series of new CIH notes. Each series of new CIH notes has the same interest rate and provisions for payment of cash interest as the series of old Charter Holdings notes for which such CIH notes were exchanged. In addition, the maturities for each series were extended three years. See Note 9 for discussion of transaction and related financial statement impact.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations. The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from Charter Holdco, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the year ended December 31, 2005, the Company generated $254 million of net cash flows from operating activities after paying cash interest of $1.5 billion.  In addition, the Company used $1.1 billion for purchases of property, plant and equipment. Finally, the Company had net cash flows from financing activities of $232 million.

The Company expects that cash on hand, cash flows from operating activities and the amounts available under its credit facilities and Bridge Loan will be adequate to meet its and its parent companies’ cash needs in 2006. The Company believes that cash flows from operating activities and amounts available under the Company’s credit facilities and Bridge Loan will not be sufficient to fund the Company’s operations and satisfy its and its parent companies’ interest and debt repayment obligations in 2007 and beyond. The Company has been advised that Charter is working with its financial advisors to address this funding requirement. However, there can be no assurance that such funding will be available to Charter, Charter Holdco or the Company. In addition, Paul G. Allen, Charter’s Chairman and controlling shareholder, and his affiliates are not obligated to purchase equity from, contribute to or loan funds to Charter, Charter Holdco or the Company.

Debt Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities and Bridge Loan. The Charter Operating credit facilities, along with the Company’s indentures and Bridge Loan, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from the Company’s independent auditors. As of December 31, 2005, the Company is in compliance with the covenants under its indentures, Bridge Loan and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months. As of December 31, 2005, the Company’s potential availability under its credit facilities totaled approximately $553 million, none of which was limited by covenants. In addition, as of January 2, 2006, the Company had additional borrowing availability of $600 million under the Bridge Loan (which was reduced to $435 million as a result of the issuance of the CCH II notes). Continued access to the Company’s credit facilities and Bridge Loan is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s operating performance. If any events of non-compliance occur, funding under the credit facilities and Bridge Loan may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of the Company’s parent companies could cause serious disruption to the Company's business and have a material adverse effect on the Company’s business and results of operations.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Specific Limitations

Charter’s ability to make interest payments on its convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of its convertible senior notes of $20 million and $863 million, respectively, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries. During 2005, Charter Holdings distributed $60 million of cash to Charter Holdco. As of December 31, 2005, Charter Holdco was owed $22 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter's convertible senior notes. In addition, Charter has $98 million of governmental securities pledged as security for the next four scheduled semi-annual interest payments on Charter’s 5.875% convertible senior notes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC and Charter Holdings) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default, each applicable subsidiary’s leverage ratio test is met at the time of such distribution and, in the case of Charter’s convertible senior notes, other specified tests are met. For the quarter ended December 31, 2005, there was no default under any of these indentures and each such subsidiary met its applicable leverage ratio tests based on December 31, 2005 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of such distribution. Distributions by Charter Operating and CCO Holdings for payment of principal on parent company notes are further restricted by the covenants in the credit facilities and Bridge Loan, respectively.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures. However, distributions for payment of interest on Charter’s convertible senior notes are further limited to when each applicable subsidiary’s leverage ratio test is met and other specified tests are met. There can be no assurance that they will satisfy these tests at the time of such distribution.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended December 31, 2005, there was no default under Charter Holdings’ indentures and Charter Holdings met its leverage ratio test based on December 31, 2005 financial results. Such distributions would be restricted, however, if Charter Holdings fails to meet these tests. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test. There can be no assurance that Charter Holdings will satisfy these tests at the time of such distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

3. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the cable system level and not on a specific asset basis. Costs associated with initial customer installations and the additions of network equipment

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs. Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and indirect costs associated with these support functions. Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture, fixtures and equipment	5 years

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements and has concluded that substantially all of the related franchise rights are indefinite lived intangible assets. Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future. Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, as interpreted by Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 47, Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company has not recorded an estimate for potential franchise related obligations but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed. The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas. For the Company’s lease agreements, the liabilities related to the removal provisions, where applicable, have been recorded and are not significant to the financial statements.

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

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Other Noncurrent Assets

Other noncurrent assets primarily include deferred financing costs, governmental securities, investments in equity securities and goodwill. Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.

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

The following summarizes investment information as of and for the years ended December 31, 2005 and 2004:

			Gain (loss) for
	Carrying Value at		the Years Ended
	December 31,		December 31,

	2005	2004	2005	2004	2003

Equity investments, under the cost method	$27	$8	$--	$(3)	$(2)
Equity investments, under the equity method	13	24	22	6	2

	$40	$32	$22	$3	$--

The gain on equity investments, under the equity method for the year ended December 31, 2005 primarily represents a gain realized on an exchange of the Company’s interest in an equity investee for an investment in a larger enterprise. Such amounts are included in other, net in the statements of operations.

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of long-lived assets to be held and used for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable using asset groupings consistent with those used to evaluate franchises. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life franchise under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairments of long-lived assets to be held and used were recorded in 2005, 2004 and 2003, however, approximately $39 million of impairment on assets held for sale was recorded for the year ended December 31, 2005 (see Note 4).

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
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

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

Revenue Recognition

Revenues from residential and commercial video, high-speed Internet and telephone services are recognized when the related services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreement. Such fees are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees are reported as revenues on a gross basis with a corresponding operating expense.

Programming Costs

The Company has various contracts to obtain analog, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these payments related to the activation of the programmer’s cable television channel and recognizes the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This offset to programming expense was $42 million, $62 million and $64 million for the years ended December 31, 2005, 2004 and 2003, respectively. Programming costs included in the accompanying statement of operations were $1.4 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the deferred amount of launch incentives, included in other long-term liabilities, were $83 million and $105 million, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $97 million, $72 million and $62 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the fair value method was applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date were accounted for under APB No. 25, unless they were modified or settled in cash.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net loss as reported and the pro forma amounts that would have been reported using the fair value method under SFAS No. 123 for the years presented:

	Year Ended December 31,
	2005	2004	2003

Net loss	$(806)	$(4,399)	$(770)
Add back stock-based compensation expense related to stock options included in reported net loss	14	31	4
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(14)	(33)	(30)
Effects of unvested options in stock option exchange (see Note 17)	--	48	--
Pro forma	$(806)	$(4,353)	$(796)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31, 2005, 2004 and 2003, respectively: risk-free interest rates of 4.0%, 3.3%, and 3.0%; expected volatility of 70.9%, 92.4% and 93.6%; and expected lives of 4.5 years, 4.6 years and 4.5 years, respectively. The valuations assume no dividends are paid.

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

Income Taxes

Charter Holdings is a single member limited liability company not subject to income tax. Charter Holdings holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. However, certain of Charter Holdings’ indirect subsidiaries are corporations that are subject to income tax. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of these indirect corporate subsidiaries’ assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 20).

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
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

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

4. Sale of Assets

In 2005, the Company closed the sale of certain cable systems in Texas, West Virginia and Nebraska, representing a total of approximately 33,000 analog video customers. During the year ended December 31, 2005, those cable systems met the criteria for assets held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the year ended December 31, 2005 of approximately $39 million.

In 2004, the Company closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware, New York and West Virginia to Atlantic Broadband Finance, LLC. These transactions resulted in a $106 million gain recorded as a gain on sale of assets in the Company’s consolidated statements of operations. The total net proceeds from the sale of all of these systems were approximately $735 million. The proceeds were used to repay a portion of amounts outstanding under the Company’s revolving credit facility.

5. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2005	2004	2003

Balance, beginning of year	$15	$17	$19
Charged to expense	76	92	79
Uncollected balances written off, net of recoveries	(74)	(94)	(81)

Balance, end of year	$17	$15	$17

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2005 and 2004:

	2005	2004

Cable distribution systems	$7,035	$6,555
Customer equipment and installations	3,934	3,497
Vehicles and equipment	462	419
Buildings and leasehold improvements	525	518
Furniture, fixtures and equipment	556	263

	12,512	11,252
Less: accumulated depreciation	(6,712)	(5,142)

	$5,800	$6,110

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for each of the years ended December 31, 2005, 2004 and 2003 was $1.5 billion.

7. Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances. Such test resulted in a total franchise impairment of approximately $3.3 billion during the third quarter of 2004. The 2003 and 2005 annual impairment tests resulted in no impairment. Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

The Company’s valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships and its total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services such as interactivity and telephone to the potential customers (service marketing rights). Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained and the new services added to those customers in future periods. The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise.

The Company follows the guidance of Emerging Issues Task Force ("EITF") Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, in valuing customer relationships. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers and are calculated by projecting future after-tax cash flows from these customers including the right to deploy and market

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

additional services such as interactivity and telephone to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. Substantially all acquisitions occurred prior to January 1, 2002. The Company did not record any value associated with the customer relationship intangibles related to those acquisitions. For acquisitions subsequent to January 1, 2002 the Company did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

In September 2004, the SEC staff issued EITF Topic D-108 which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. The Company adopted Topic D-108 in its impairment assessment as of September 30, 2004 that resulted in a total franchise impairment of approximately $3.3 billion. The Company recorded a cumulative effect of accounting change of $840 million (approximately $875 million before tax effects of $16 million and minority interest effects of $19 million) for the year ended December 31, 2004 representing the portion of the Company's total franchise impairment attributable to no longer including goodwill with franchise assets. The remaining $2.4 billion of the total franchise impairment was attributable to the use of lower projected growth rates and the resulting revised estimates of future cash flows in the Company's valuation, and was recorded as impairment of franchises in the Company's accompanying consolidated statements of operations for the year ended December 31, 2004. Sustained analog video customer losses by the Company in the third quarter of 2004 primarily as a result of increased competition from direct broadcast satellite providers and decreased growth rates in the Company's high-speed Internet customers in the third quarter of 2004, in part, as a result of increased competition from digital subscriber line service providers led to the lower projected growth rates and the revised estimates of future cash flows from those used at October 1, 2003.

As of December 31, 2005 and 2004, indefinite-lived and finite-lived intangible assets are presented in the following table:

December 31,
2005	2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,806	$--	$9,806	$9,845	$--	$9,845
Goodwill	52	--	52	52	--	52

	$9,858	$--	$9,858	$9,897	$--	$9,897

Finite-lived intangible assets:
Franchises with finite lives	$27	$7	$20	$37	$4	$33

For the years ended December 31, 2005 and 2004, the net carrying amount of indefinite-lived franchises was reduced by $52 million and $490 million, respectively, related to the sale of cable systems (see Note 4). Additionally, in 2005 and 2004, approximately $13 million and $37 million, respectively, of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on the Company’s renewal of these franchise assets in 2005 and 2004. Franchise amortization expense for the years ended December 31, 2005, 2004 and 2003 was $4 million, $4 million and $9 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2005 and 2004:

	2005	2004

Accounts payable - trade	$102	$140
Accrued capital expenditures	73	60
Accrued expenses:
Interest	329	310
Programming costs	272	278
Franchise related fees	67	67
Compensation	60	47
Other	193	210

	$1,096	$1,112

9.	Long-Term Debt

Long-term debt consists of the following as of December 31, 2005 and 2004:

	2005		2004
	Principal	Accreted	Principal	Accreted
	Amount	Value	Amount	Value

Long-Term Debt
Charter Holdings:
8.250% senior notes due 2007	$105	$105	$451	$451
8.625% senior notes due 2009	292	292	1,244	1,243
9.920% senior discount notes due 2011	198	198	1,108	1,108
10.000% senior notes due 2009	154	154	640	640
10.250% senior notes due 2010	49	49	318	318
11.750% senior discount notes due 2010	43	43	450	448
10.750% senior notes due 2009	131	131	874	874
11.125% senior notes due 2011	217	217	500	500
13.500% senior discount notes due 2011	94	94	675	589
9.625% senior notes due 2009	107	107	640	638
10.000% senior notes due 2011	137	136	710	708
11.750% senior discount notes due 2011	125	120	939	803
12.125% senior discount notes due 2012	113	100	330	259
CIH:
11.125% senior notes due 2014	151	151	--	--
9.920% senior discount notes due 2014	471	471	--	--
10.000% senior notes due 2014	299	299	--	--
11.750% senior discount notes due 2014	815	781	--	--
13.500% senior discount notes due 2014	581	578	--	--
12.125% senior discount notes due 2015	217	192	--	--
CCH I:
11.000% senior notes due 2015	3,525	3,683	--	--
CCH II:
10.250% senior notes due 2010	1,601	1,601	1,601	1,601
CCO Holdings:
8 3/4% senior notes due 2013	800	794	500	500
Senior floating notes due 2010	550	550	550	550

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Charter Operating:
8% senior second-lien notes due 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due 2014	733	733	400	400
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	114	115	114	116
CC V Holdings, LLC:
11.875% senior discount notes due 2008	--	--	113	113

Credit Facilities
Charter Operating	5,731	5,731	5,515	5,515

	$18,453	$18,525	$18,772	$18,474

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date except as follows. The accreted value of the CIH notes issued in exchange for Charter Holdings notes and the CCH I notes issued in exchange for the 8.625% Charter Holdings notes due 2009 are recorded at the historical book values of the Charter Holdings notes for financial reporting purposes as opposed to the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due). As of December 31, 2005, the accreted value of the Company’s debt for legal purposes and notes indenture purposes is $18.0 billion.

In January 2006, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which will be provided, directly or indirectly, to Charter Operating, which will use such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In October 2005, CCO Holdings and CCO Holdings Capital Corp., as guarantor thereunder, entered into the Bridge Loan with the Lenders whereby the Lenders committed to make loans to CCO Holdings in an aggregate amount of $600 million. Upon the issuance of $450 million of CCH II notes discussed above, the commitment under the bridge loan agreement was reduced to $435 million. CCO Holdings may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the bridge loan. Each loan will accrue interest at a rate equal to an adjusted LIBOR rate plus a spread. The spread will initially be 450 basis points and will increase (a) by an additional 25 basis points at the end of the six-month period following the date of the first borrowing, (b) by an additional 25 basis points at the end of each of the next two subsequent three month periods and (c) by 62.5 basis points at the end of each of the next two subsequent three-month periods. CCO Holdings will be required to prepay loans from the net proceeds from (i) the issuance of equity or incurrence of debt by Charter and its subsidiaries, with certain exceptions, and (ii) certain asset sales (to the extent not used for other purposes permitted under the bridge loan).

In August 2005, CCO Holdings issued $300 million in debt securities, the proceeds of which were used for general corporate purposes, including the payment of distributions to its parent companies, including Charter Holdings, to pay interest expense.

Gain on Extinguishment of Debt

In September 2005, Charter Holdings and its wholly owned subsidiaries, CCH I and CIH, completed the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings in a private placement for new debt securities. Holders of Charter Holdings notes due in 2009 and 2010 exchanged $3.4 billion principal amount of notes for $2.9 billion principal amount of new 11% CCH I senior secured notes due 2015. Holders of Charter Holdings notes due 2011 and 2012 exchanged $845 million principal amount of notes for $662 million principal amount of 11% CCH I notes due 2015. In addition, holders of Charter Holdings notes due 2011 and 2012 exchanged $2.5 billion principal amount of notes for $2.5 billion principal amount of various series of new CIH notes. Each series of new CIH notes has the same interest rate and provisions for payment of cash interest as the series of old Charter Holdings notes for which such CIH notes were exchanged. In addition, the maturities for

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

each series were extended three years. The exchanges resulted in a net gain on extinguishment of debt of approximately $490 million for the year ended December 31, 2005.

In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placements, approximately $333 million principal amount of new notes with terms identical to Charter Operating's 8.375% senior second lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007. The exchanges resulted in a net gain on extinguishment of debt of approximately $10 million for the year ended December 31, 2005. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.

In March 2005, Charter Holdings’ subsidiary, CC V Holdings, LLC, redeemed all of its 11.875% notes due 2008, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was approximately $122 million and was funded through borrowings under the Charter Operating credit facilities. The redemption resulted in a loss on extinguishment of debt for the year ended December 31, 2005 of approximately $5 million. Following such redemption, CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) guaranteed the Charter Operating credit facilities and granted a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

In April 2004, Charter Holdings’ indirect subsidiaries, Charter Operating and Charter Communications Operating Capital Corp., sold $1.5 billion of senior second-lien notes in a private transaction. Additionally, Charter Operating amended and restated its $5.1 billion credit facilities, among other things, to defer maturities and increase availability under those facilities to approximately $6.5 billion, consisting of a $1.5 billion six-year revolving credit facility, a $2.0 billion six-year term loan facility and a $3.0 billion seven-year term loan facility. Charter Operating used the additional borrowings under the amended and restated credit facilities, together with proceeds from the sale of the Charter Operating senior second-lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating Company, LLC ("CC VI Operating"), Falcon Cable Communications, LLC ("Falcon Cable"), and CC VIII Operating, LLC ("CC VIII Operating"), all in concurrent transactions. In addition, Charter Operating was substituted as the lender in place of the banks under those subsidiaries’ credit facilities. These transactions resulted in a net loss on extinguishment of debt of $21 million for the year ended December 31, 2004.

In September 2003, Charter, Charter Holdings and their indirect subsidiary, CCH II purchased, in a non-monetary transaction, a total of approximately $609 million principal amount of Charter’s outstanding convertible senior notes and approximately $1.3 billion principal amount of the senior notes and senior discount notes issued by Charter Holdings from institutional investors in a small number of privately negotiated transactions. As consideration for these securities, CCH II issued approximately $1.6 billion principal amount of 10.25% notes due 2010, and realized approximately $294 million of debt discount. CCH II also issued an additional $30 million principal amount of 10.25% notes for an equivalent amount of cash and used the proceeds for transaction costs and for general corporate purposes. This transaction resulted in a gain on extinguishment of debt of $187 million for the year ended December 31, 2003. See discussion of the CCH II notes below for more details.

March 1999 Charter Holdings Notes. The March 1999 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Communications Capital Corporation ("Charter Capital"). The March 1999 8.250% Charter Holdings notes mature on April 1, 2007, and as of December 31, 2005, there was $105 million in total principal amount outstanding. The March 1999 8.625% Charter Holdings notes mature on April 1, 2009 and as of December 31, 2005, there was $292 million in total principal amount outstanding. The March 1999 9.920% Charter Holdings notes mature on April 1, 2011 and as of December 31, 2005, the total principal amount and accreted value outstanding was $198 million. Cash interest on the March 1999 9.920% Charter Holdings notes began to accrue on April 1, 2004.

The March 1999 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings' subsidiaries, including the CIH notes, the

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

CCH I notes, the CCH II notes, the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

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

The indentures governing the March 1999 Charter Holdings notes contain restrictive covenants that limit certain transactions or activities by Charter Holdings and its restricted subsidiaries. Substantially all of Charter Holdings' direct and indirect subsidiaries are currently restricted subsidiaries.

January 2000 Charter Holdings Notes. The January 2000 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The January 2000 10.00% Charter Holdings notes mature on April 1, 2009, and as of December 31, 2005, there was $154 million in total principal amount of these notes outstanding. The January 2000 10.25% Charter Holdings notes mature on January 15, 2010 and as of December 31, 2005, there was $49 million in total principal amount of these notes outstanding. The January 2000 11.75% Charter Holdings notes mature on January 15, 2010 and as of December 31, 2005, the total principal amount and accreted value outstanding of these notes was $43 million. Cash interest on the January 2000 11.75% Charter Holdings notes began to accrue on January 15, 2005.

The January 2000 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings' subsidiaries, including the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

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

January 2001 Charter Holdings Notes. The January 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The January 2001 10.750% Charter Holdings notes mature on October 1, 2009, and as of December 31, 2005, there was $131 million in total principal amount of these notes outstanding. The January 2001 11.125% Charter Holdings notes mature on January 15, 2011 and as of December 31, 2005, there was $217 million in total principal amount outstanding. The January 2001 13.500% Charter Holdings notes mature on January 15, 2011 and as of December 31, 2005 the total principal amount and accreted value outstanding of these

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

notes was $94 million. Cash interest on the January 2001 13.500% Charter Holdings notes began to accrue on January 15, 2006.

The January 2001 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings' subsidiaries, including the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

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

May 2001 Charter Holdings Notes. The May 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The May 2001 9.625% Charter Holdings notes mature on November 15, 2009, and as of December 31, 2005, combined with the January 2002 additional bond issue, there was $107 million in total principal amount outstanding. The May 2001 10.000% Charter Holdings notes mature on May 15, 2011 and as of December 31, 2005, combined with the January 2002 additional bond issue, there was $137 million in total principal amount outstanding and the total accreted value of the 10.000% notes was approximately $136 million. The May 2001 11.750% Charter Holdings notes mature on May 15, 2011 and as of December 31, 2005, the total principal amount outstanding was $125 million and the total accreted value of the 11.750% notes was approximately $120 million. Cash interest on the May 2001 11.750% Charter Holdings notes will not accrue prior to May 15, 2006.

The May 2001 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings' subsidiaries, including the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

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
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

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

The January 2002 12.125% senior discount notes mature on January 15, 2012, and as of December 31, 2005, the total principal amount outstanding was $113 million and the total accreted value of these notes was approximately $100 million. Cash interest on the January 2002 12.125% Charter Holdings notes will not accrue prior to January 15, 2007.

The January 2002 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with the current and future unsecured and unsubordinated debt of Charter Holdings. They are structurally subordinated to the obligations of Charter Holdings' subsidiaries, including the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

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

CCH I Holdings, LLC Notes. In September 2005, CIH and CCH I Holdings Capital Corp. jointly issued $2.5 billion total principal amount of 9.920% to 13.500% senior accreting notes due 2014 and 2015 in exchange for an aggregate amount of $2.4 billion of Charter Holdings notes due 2011 and 2012, spread over six series of notes and with varying interest rates. The notes are guaranteed by Charter Holdings. As of December 31, 2005, there was $2.5 billion in total principal amount and accreted value outstanding and $2.1 billion in accreted value for legal purposes and notes indentures purposes. Interest on the CIH notes is payable semi-annually in arrears as follows:

Start Date
	Semi-Annual	For Interest
	Interest Payment	Payment on	Maturity
	Dates	Discount Notes	Date

11.125% senior notes due 2014	1/15 & 7/15		1/15/14
9.920% senior discount notes due 2014	4/1 & 10/1		4/1/14
10.000% senior notes due 2014	5/15 & 11/15		5/15/14
11.750% senior discount notes due 2014	5/15 & 11/15	11/15/06	5/15/14
13.500% senior discount notes due 2014	1/15 & 7/15	7/15/06	1/15/14
12.125% senior discount notes due 2015	1/15 & 7/15	7/15/07	1/15/15

The CIH notes are senior debt obligations of CIH and CCH I Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CIH and CCH I Holdings Capital Corp. The CIH notes are structurally subordinated to all obligations of subsidiaries of CIH, including the CCH I notes, the CCH II notes, the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

The CIH notes may not be redeemed at the option of the issuers until September 30, 2007. On or after such date, the CIH notes may be redeemed at any time, in each case at a premium. The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, on or after varying dates in 2009 and 2010.

In the event that a specified change of control event happens, CIH and CCH I Holdings Capital Corp. must offer to repurchase any outstanding notes at a price equal to the sum of the accreted value of the notes plus accrued and unpaid interest plus a premium that varies over time.

CCH I, LLC Notes. In September 2005, CCH I and CCH I Capital Corp. jointly issued $3.5 billion total principal amount of 11.000% senior secured notes due October 2015 in exchange for an aggregate amount of $4.2 billion of certain Charter Holdings notes. The notes are guaranteed by Charter Holdings and are secured by a pledge of 100% of the equity interest of CCH I’s wholly owned direct subsidiary, CCH II. Such pledge is subject to significant limitations as described in the related pledge agreement. Interest on the CCH I notes accrues at 11% per annum and is payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2006. As of December 31, 2005, there was $3.5 billion in total principal amount outstanding, $3.7 billion in accreted value outstanding and $3.5 billion in accreted value for legal purposes and notes indentures purposes.

The CCH I notes are senior debt obligations of CCH I and CCH I Capital Corp. To the extent of the value of the collateral, they rank senior to all of CCH I’s future unsecured senior indebtedness. The CCH I notes are structurally subordinated to all obligations of subsidiaries of CCH I, including the CCH II notes, CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

CCH I and CCH I Capital Corp. may, prior to October 1, 2008 in the event of a qualified equity offering providing sufficient proceeds, redeem up to 35% of the aggregate principal amount of the CCH I notes at a redemption price of 111% of the principal amount plus accrued and unpaid interest. Aside from this provision, CCH I and CCH I Capital Corp. may not redeem at their option any of the notes prior to October 1, 2010. On or after October 1, 2010, CCH I and CCH I Capital Corp. may redeem, in whole or in part, CCH I notes at anytime, in each case at a premium. The optional redemption price declines to 100% of the principal amount, plus accrued and unpaid interest, on or after October 1, 2013.

If a change of control occurs, each holder of the CCH I notes will have the right to require the repurchase of all or any part of that holder’s CCH I notes at 101% of the principal amount plus accrued and unpaid interest.

CCH II Notes. In September 2003, CCH II and CCH II Capital Corp. jointly issued $1.6 billion total principal amount of 10.25% senior notes due 2010 and in January 2006, they issued an additional $450 million principal amount of these notes. The CCH II notes are general unsecured obligations of CCH II and CCH II Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCH II and CCH II Capital Corp. The CCH II notes are structurally subordinated to all obligations of subsidiaries of CCH II, including the CCO Holdings notes, the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

Interest on the CCH II notes accrues at 10.25% per annum and is payable semi-annually in arrears on each March 15 and September 15.

At any time prior to September 15, 2006, in the event of a qualified equity offering providing sufficient proceeds, the issuers of the CCH II notes may redeem up to 35% of the total principal amount of the CCH II notes on a pro rata basis at a redemption price equal to 110.25% of the principal amount of CCH II notes redeemed, plus any accrued and unpaid interest.

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
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

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

CCO Holdings Notes.

8 ¾% Senior Notes due 2013

In November 2003 and August 2005, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million and $300 million, respectively, total principal amount of 8¾% senior notes due 2013. The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of CCO Holdings’ subsidiaries, including the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities. As of December 31, 2005, there was $800 million in total principal amount outstanding and $794 million in accreted value outstanding.

Interest on the CCO Holdings senior notes accrues at 8¾% per year and is payable semi-annually in arrears on each May 15 and November 15.

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

Senior Floating Rate Notes Due 2010

In December 2004, CCO Holdings and CCO Holdings Capital Corp. jointly issued $550 million total principal amount of senior floating rate notes due 2010. The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of CCO Holdings’ subsidiaries, including the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

Interest on the CCO Holdings senior floating rate notes accrues at the LIBOR rate (4.53% and 2.56% as of December 31, 2005 and 2004, respectively) plus 4.125% annually, from the date interest was most recently paid. Interest is reset and payable quarterly in arrears on each March 15, June 15, September 15 and December 15.

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
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

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

Charter Operating Notes. On April 27, 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014, for total gross proceeds of $1.5 billion. In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placement transactions, approximately $333 million principal amount of its 8 3/8% senior second-lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007. Interest on the Charter Operating notes is payable semi-annually in arrears on each April 30 and October 30.

The Charter Operating notes were sold in a private transaction that was not subject to the registration requirements of the Securities Act of 1933. The Charter Operating notes are not expected to have the benefit of any exchange or other registration rights, except in specified limited circumstances. On the issue date of the Charter Operating notes, because of restrictions contained in the Charter Holdings indentures, there were no Charter Operating note guarantees, even though Charter Operating's immediate parent, CCO Holdings, and certain of the Company’s subsidiaries were obligors and/or guarantors under the Charter Operating credit facilities. Upon the occurrence of the guarantee and pledge date (generally, the fifth business day after the Charter Holdings leverage ratio was certified to be below 8.75 to 1.0), CCO Holdings and those subsidiaries of Charter Operating that were then guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations were required to guarantee the Charter Operating notes. The note guarantee of each such guarantor is:

•	a senior obligation of such guarantor;
•
structurally senior to the outstanding CCO Holdings notes (except in the case of CCO Holdings' note guarantee, which is structurally pari passu with such senior notes), the outstanding CCH II notes, the outstanding CCH I notes, the outstanding CIH notes, the outstanding Charter Holdings notes and the outstanding Charter convertible senior notes (but subject to provisions in the Charter Operating indenture that permit interest and, subject to meeting the 4.25 to 1.0 leverage ratio test, principal payments to be made thereon); and

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
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

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

Renaissance Notes. In connection with the acquisition of Renaissance in April 1999, the Company assumed $163 million principal amount at maturity of 10.000% senior discount notes due 2008 of which $49 million was repurchased in May 1999. The Renaissance notes bear interest, payable semi-annually, on April 15 and October 15. The Renaissance notes are due on April 15, 2008. As of December 31, 2005, there was $114 million in total principal amount outstanding and $115 million in accreted value outstanding.

CC V Holdings Notes. These notes were redeemed on March 14, 2005 and are therefore no longer outstanding.

High-Yield Restrictive Covenants; Limitation on Indebtedness. The indentures governing the notes of the Company’s subsidiaries contain certain covenants that restrict the ability of Charter Holdings, Charter Capital, CIH, CIH, Capital Corp., CCH I, CCH I Capital Corp., CCH II, CCH II Capital Corp., CCO Holdings, CCO Holdings Capital Corp., Charter Operating, Charter Communications Operating Capital Corp., Renaissance Media Group, and all of their restricted subsidiaries to:

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

The Charter Operating credit facilities provide borrowing availability of up to $6.5 billion as follows:

• two term facilities:

(i)	a Term A facility with a total principal amount of $2.0 billion, of which 12.5% matures in 2007, 30% matures in 2008, 37.5% matures in 2009 and 20% matures in 2010; and
(ii)
a Term B facility with a total principal amount of $3.0 billion, which shall be repayable in 27 equal quarterly installments aggregating in each loan year to 1% of the original amount of the Term B facility, with the remaining balance due at final maturity in 2011; and

• a revolving credit facility, in a total amount of $1.5 billion, with a maturity date in 2010.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate (4.06% to 4.50% as of December 31, 2005 and 2.07% to 2.28% as of December 31, 2004), as defined, plus a margin for Eurodollar loans of up to 3.00% for the Term A facility and revolving credit facility, and up to 3.25% for the Term B facility, and for base rate loans of up to 2.00% for the Term A facility and revolving credit facility, and up to 2.25% for the Term B facility. A quarterly commitment fee of up to .75% is payable on the average daily unborrowed balance of the revolving credit facilities.

The obligations of our subsidiaries under the Charter Operating credit facilities (the "Obligations") are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the "non-guarantor subsidiaries," primarily Renaissance and its subsidiaries). The Obligations are also secured by (i) a lien on all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

Upon the Charter Holdings Leverage Ratio (as defined in the indenture governing the Charter Holdings senior notes and senior discount notes) being under 8.75 to 1.0, the Charter Operating credit facilities required that the 11.875% notes due 2008 issued by CC V Holdings, LLC be redeemed. Because such Leverage Ratio was determined to be under 8.75 to 1.0, CC V Holdings, LLC redeemed such notes in March 2005, and CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) became guarantors of the Obligations and have granted a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

As of December 31, 2005, outstanding borrowings under the Charter Operating credit facilities were approximately $5.7 billion and the unused total potential availability was approximately $553 million, none of which was limited by covenant restrictions.

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

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter Operating senior second-lien notes, the CIH notes, the CCH I notes, the CCH II senior notes, the CCO Holdings senior notes, the Charter convertible senior notes, the CCHC notes and the Charter Holdings senior notes, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities. Conditions to future borrowings include absence of a default or an event of default under the Charter Operating credit facilities and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2003 of any event, development or circumstance that has had or could reasonably be expected to have a material adverse effect on our business.

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

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating or Charter Operating’s subsidiaries in amounts in excess of $50 million in aggregate principal amount,

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

•
Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the "Paul Allen Group") ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

•
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating,

•
certain of Charter Operating’s indirect or direct parent companies having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness, and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

CCO Holdings Bridge Loan

In October 2005, CCO Holdings and CCO Holdings Capital Corp., as guarantor thereunder, entered into the Bridge Loan) with JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch and Deutsche Bank AG Cayman Islands Branch (the "Lenders") whereby the Lenders committed to make loans to CCO Holdings in an aggregate amount of $600 million. In January 2006, upon the issuance of $450 million of CCH II notes discussed above, the commitment under the bridge loan agreement was reduced to $435 million. CCO Holdings may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the Bridge Loan.

Beginning on the first anniversary of the first date that CCO Holdings borrows under the Bridge Loan and at any time thereafter, any Lender will have the option to receive "exchange notes" (the terms of which are described below, the "Exchange Notes") in exchange for any loan that has not been repaid by that date. Upon the earlier of (x) the date that at least a majority of all loans that have been outstanding have been exchanged for Exchange Notes and (y) the date that is 18 months after the first date that CCO Holdings borrows under the Bridge Loan, the remainder of loans will be automatically exchanged for Exchange Notes.

As conditions to each draw, (i) there shall be no default under the Bridge Loan, (ii) all the representations and warranties under the bridge loan shall be true and correct in all material respects and (iii) all conditions to borrowing under the Charter Operating credit facilities (with certain exceptions) shall be satisfied.

The aggregate unused commitment will be reduced by 100% of the net proceeds from certain asset sales, to the extent such net proceeds have not been used to prepay loans or Exchange Notes. However, asset sales that generate net proceeds of less than $75 million will not be subject to such commitment reduction obligation, unless the aggregate net proceeds from such asset sales exceed $200 million, in which case the aggregate unused commitment will be reduced by the amount of such excess.

CCO Holdings will be required to prepay loans (and redeem or offer to repurchase Exchange Notes, if issued) from the net proceeds from (i) the issuance of equity or incurrence of debt by Charter and its subsidiaries, with certain exceptions, and (ii) certain asset sales (to the extent not used for purposes permitted under the bridge loan).

The covenants and events of default applicable to CCO Holdings under the Bridge Loan are similar to the covenants and events of default in the indenture for the senior secured notes of CCH I.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

The Exchange Notes will mature on the sixth anniversary of the first borrowing under the Bridge Loan. The Exchange Notes will bear interest at a rate equal to the rate that would have been borne by the loans. The same mandatory redemption provisions will apply to the Exchange Notes as applied to the loans, except that CCO Holdings will be required to make an offer to redeem upon the occurrence of a change of control at 101% of principal amount plus accrued and unpaid interest.

The Exchange Notes will, if held by a person other than an initial lender or an affiliate thereof, be (a) non-callable for the first three years after the first borrowing date and (b) thereafter, callable at par plus accrued interest plus a premium equal to 50% of the coupon in effect on the first anniversary of the first borrowing date, which premium shall decline to 25% of such coupon in the fourth year and to zero thereafter. Otherwise, the Exchange Notes will be callable at any time at 100% of the amount thereof plus accrued and unpaid interest.

Based upon outstanding indebtedness as of December 31, 2005, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of December 31, 2005, are as follows:

Year	Amount

2006	$30
2007	385
2008	744
2009	1,463
2010	3,455
Thereafter	12,376

$18,453

For the amounts of debt scheduled to mature during 2006, it is management’s intent to fund the repayments from borrowings on the Company’s revolving credit facility. The accompanying consolidated balance sheet reflects this intent by presenting all debt balances as long-term while the table above reflects actual debt maturities as of the stated date.

10. Minority Interest

Minority interest on the Company’s consolidated balance sheets as of December 31, 2005 and 2004 primarily represents preferred membership interests in CC VIII, LLC ("CC VIII"), an indirect subsidiary of Charter Holdings, of $622 million and $656 million, respectively. As more fully described in Note 21, this preferred interest arises from approximately $630 million of preferred membership units issued by CC VIII in connection with an acquisition in February 2000 and was the subject of a dispute between Charter and Mr. Allen, Charter’s Chairman and controlling shareholder that was settled October 31, 2005. In conjunction with the settlement of this dispute and the related change in ownership interest, approximately 18.6% of CC VIII’s income or losses are allocated to minority interest in the Company’s consolidated statements of operations, including amounts estimated in prior years and the 2% accretion of the preferred membership interests.

11. Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Comprehensive loss for the years ended December 31, 2005, 2004 and 2003 was $789 million, $4.4 billion and $722 million, respectively.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

12. Accounting for Derivative Instruments and Hedging Activities

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2005, 2004 and 2003, net gain on derivative instruments and hedging activities includes gains of $3 million, $4 million and $8 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria SFAS No. 133 are reported in accumulated other comprehensive loss. For the years ended December 31, 2005, 2004 and 2003, a gain of $16 million, $42 million and $48 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as gain (loss) on derivative instruments and hedging activities in the Company’s consolidated statement of operations. For the years ended December 31, 2005, 2004 and 2003, net gain on derivative instruments and hedging activities includes gains of $47 million, $65 million and $57 million, respectively, for interest rate derivative instruments not designated as hedges.

As of December 31, 2005, 2004 and 2003, the Company had outstanding $1.8 billion, $2.7 billion and $3.0 billion and $20 million, $20 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

13. Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2005 and 2004 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The Company is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

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

The estimated fair value of the Company’s notes and interest rate agreements at December 31, 2005 and 2004 are based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

A summary of the carrying value and fair value of the Company’s debt and related interest rate agreements at December 31, 2005 and 2004 is as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
Charter Holdings debt	$1,746	$1,145	$8,579	$7,669
CIH debt	2,472	1,469	--	--
CCH I debt	3,683	2,959	--	--
CCH II debt	1,601	1,592	1,601	1,698
CCO Holdings debt	1,344	1,299	1,050	1,064
Charter Operating debt	1,833	1,821	1,500	1,563
Credit facilities	5,731	5,719	5,515	5,502
Other	115	114	229	236
Interest Rate Agreements
Assets (Liabilities)
Swaps	(4)	(4)	(69)	(69)
Collars	--	--	(1)	(1)

The weighted average interest pay rate for the Company’s interest rate swap agreements was 9.51% and 8.07% at December 31, 2005 and 2004, respectively.

14. Revenues

Revenues consist of the following for the years presented:

	Year Ended December 31,
	2005	2004	2003

Video	$3,401	$3,373	$3,461
High-speed Internet	908	741	556
Telephone	36	18	14
Advertising sales	294	289	263
Commercial	279	238	204
Other	336	318	321

	$5,254	$4,977	$4,819

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

15. Operating Expenses

Operating expenses consist of the following for the years presented:

	Year Ended December 31,
	2005	2004	2003

Programming	$1,417	$1,319	$1,249
Service	775	663	615
Advertising sales	101	98	88

	$2,293	$2,080	$1,952

16. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the years presented:

	Year Ended December 31,
	2005	2004	2003

General and administrative	$889	$849	$833
Marketing	145	122	107

	$1,034	$971	$940

Components of selling expense are included in general and administrative and marketing expense.

17. Stock Compensation Plans

Charter grants stock options, restricted stock and other incentive compensation pursuant to the 2001 Stock Incentive Plan of Charter (the "2001 Plan"). Prior to 2001, options were granted under the 1999 Option Plan of Charter Holdco (the "1999 Plan").

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

The 2001 Plan provides for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 20,000,000), as each term is defined in the 2001 Plan. Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the 2001 Plan. Options granted generally vest over four years from the grant date, with 25% vesting on the anniversary of the grant date and ratably thereafter. Generally, options expire 10 years from the grant date.

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

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

In the years ended December 31, 2005, 2004 and 2003, certain directors were awarded a total of 492,225, 182,932 and 80,603 shares, respectively, of restricted Charter Class A common stock of which 44,121 shares had been cancelled as of December 31, 2005. The shares vest one year from the date of grant. In 2005, 2004 and 2003, in connection with new employment agreements, certain officers were awarded 2,987,500, 50,000 and 50,000 shares, respectively, of restricted Charter Class A common stock of which 68,750 shares had been cancelled as of December 31, 2005. The shares vest annually over a one to three-year period beginning from the date of grant. As of December 31, 2005, deferred compensation remaining to be recognized in future period totaled $2 million.

A summary of the activity for Charter’s stock options, excluding granted shares of restricted Charter Class A common stock, for the years ended December 31, 2005, 2004 and 2003, is as follows (amounts in thousands, except per share data):
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of period	24,835	$6.57	47,882	$12.48	53,632	$14.22
Granted	10,810	1.36	9,405	4.88	7,983	3.53
Exercised	(17)	1.11	(839)	2.02	(165)	3.96
Cancelled	(6,501)	7.40	(31,613)	15.16	(13,568)	14.10

Options outstanding, end of period	29,127	$4.47	24,835	$6.57	47,882	$12.48

Weighted average remaining contractual life	8 years		8 years		8 years

Options exercisable, end of period	9,999	$7.80	7,731	$10.77	22,861	$16.36

Weighted average fair value of options granted	$0.65		$3.71		$2.71

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005:

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average	Weighted-		Average	Weighted-
				Remaining	Average		Remaining	Average
Range of			Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Life	Price
			(in thousands)			(in thousands)

$1.11	—	$1.60	12,565	9 years	$1.39	1,297	9 years	$1.49
$2.85	—	$4.56	5,906	7 years	3.40	3,028	7 years	3.33
$5.06	—	$5.17	6,970	8 years	5.15	2,187	8 years	5.13
$9.13	—	$13.68	1,712	6 years	10.96	1,513	6 years	11.10
$13.96	—	$23.09	1,974	4 years	19.24	1,974	4 years	19.24

On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123, under which the Company recognizes compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. Adoption of these provisions resulted in utilizing a preferable accounting method as the consolidated financial statements present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

and services received for equity instruments. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. The ongoing effect on consolidated results of operations or financial condition will be dependent upon future stock based compensation awards granted. The Company recorded $14 million, $31 million and $4 million of option compensation expense for the years ended December 31, 2005, 2004 and 2003, respectively.

In January 2004, Charter began an option exchange program in which the Company offered its employees the right to exchange all stock options (vested and unvested) under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. Based on a sliding exchange ratio, which varied depending on the exercise price of an employees outstanding options, if an employee would have received more than 400 shares of restricted stock in exchange for tendered options, Charter issued that employee shares of restricted stock in the exchange. If, based on the exchange ratios, an employee would have received 400 or fewer shares of restricted stock in exchange for tendered options, Charter instead paid the employee cash in an amount equal to the number of shares the employee would have received multiplied by $5.00. The offer applied to options (vested and unvested) to purchase a total of 22,929,573 shares of Charter Class A common stock, or approximately 48% of Charter’s 47,882,365 total options issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Those members of Charter's board of directors who were not also employees of the Company or any of its subsidiaries were not eligible to participate in the exchange offer.

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

In January 2004, the Compensation Committee of the board of directors of Charter approved Charter's Long-Term Incentive Program ("LTIP"), which is a program administered under the 2001 Stock Incentive Plan. Under the LTIP, employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance shares. The stock options vest 25% on each of the first four anniversaries of the date of grant. The performance shares vest on the third anniversary of the grant date and shares of Charter Class A common stock are issued, conditional upon Charter's performance against financial performance measures established by Charter’s management and approved by its board of directors as of the time of the award. Charter granted 3.2 million and 6.9 million shares in 2005 and 2004, respectively, under this program and recognized expense of $1 million and $8 million in the first three quarters of 2005 and 2004, respectively. However, in the fourth quarter of 2005 and 2004, the Company reversed the entire $1 million and $8 million, respectively, of expense based on the Company’s assessment of the probability of achieving the financial performance measures established by Charter and required to be met for the performance shares to vest. In February 2006, Charter’s Compensation Committee approved a modification to the financial performance measures required to be met for the 2005 performance shares to vest after which management believes that a approximately 2.5 million of the performance shares are likely to vest. As such, expense of approximately $3 million will be amortized over the remaining two year service period.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

18. Hurricane Asset Retirement Loss

Certain of the Company’s cable systems in Louisiana suffered significant plant damage as a result of hurricanes Katrina and Rita in September 2005. As a result, the Company wrote off $19 million of its plants’ net book value in the third quarter of 2005.

19. Special Charges

In the fourth quarter of 2002, the Company began a workforce reduction program and consolidation of its operations from three divisions and ten regions into five operating divisions, eliminating redundant practices and streamlining its management structure. The Company has recorded special charges as a result of reducing its workforce, executive severance and consolidating administrative offices in 2003, 2004 and 2005. The activity associated with this initiative is summarized in the table below.

	Severance/Leases	Litigation	Other	Total Special Charge

Balance at December 31, 2002	$31

Special Charges	26	$--	$(5)	$21
Payments	(43)
Balance at December 31, 2003	14

Special Charges	12	$92	$--	$104
Payments	(20)
Balance at December 31, 2004	6

Special Charges	6	$1	$--	$7
Payments	(8)
Balance at December 31, 2005	$4

For the year ended December 31, 2003, the severance and lease costs were offset by a $5 million settlement from the Internet service provider Excite@Home related to the conversion of high-speed Internet customers to Charter Pipeline service in 2001. For the year ended December 31, 2004, special charges include approximately $85 million, as part of a settlement of the consolidated federal class action and federal derivative action lawsuits and approximately $10 million of litigation costs related to the settlement of a 2004 national class action suit (see Note 22). For the year ended December 31, 2004, special charges were offset by $3 million received from a third party in settlement of a legal dispute. For the year ended December 31, 2005, special charges also include approximately $1 million related to various legal settlements.

20. Income Taxes

Charter Holdings is a single member limited liability company not subject to income tax. Charter Holdings holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. However, certain of Charter Holdings’ indirect subsidiaries are corporations that are subject to income tax.

For the years ended December 31, 2005 and 2003, the Company recorded income tax expense related to increases in deferred tax liabilities and current federal and state income taxes primarily related to differences in accounting for franchises at our indirect corporate subsidiaries. For the year ended December 31, 2004, the Company recorded income tax benefit for its indirect corporate subsidiaries primarily related to differences between book and tax accounting for franchises, primarily resulting from the impairment recorded during 2004.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Current and deferred income tax (expense) benefit is as follows:

	December 31,
	2005	2004	2003
Current expense:
Federal income taxes	$(2)	$(2)	$(1)
State income taxes	(4)	(4)	(1)

Current income tax expense	(6)	(6)	(2)

Deferred benefit (expense):
Federal income taxes	(3)	50	(10)
State income taxes	--	7	(1)

Deferred income tax benefit (expense)	(3)	57	(11)

Total income benefit (expense)	$(9)	$51	$(13)

The Company recorded the portion of the income tax benefit associated with the adoption of EITF Topic D-108 as a $16 million reduction of the cumulative effect of accounting change on the accompanying statement of operations for the year ended December 31, 2004.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and average state income tax rate of 5% for the years ended December 31, 2005, 2004 and 2003 as follows:

	December 31,
	2005	2004	2003

Statutory federal income taxes	$279	$1,258	$265
State income taxes, net of federal benefit	40	180	38
Losses allocated to limited liability companies not subject to income taxes	(348)	(1,367)	(290)
Valuation allowance used (provided)	20	(20)	(26)

Income tax benefit (expense)	(9)	51	(13)
Less: cumulative effect of accounting change	--	(16)	--

Income tax benefit (expense)	$(9)	$35	$(13)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 for the indirect corporate subsidiaries of the Company which are included in long-term liabilities are presented below.

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforward	$80	$95
Other	6	8

Total gross deferred tax assets	86	103
Less: valuation allowance	(51)	(71)

Net deferred tax assets	$35	$32

Deferred tax liabilities:
Property, plant & equipment	$(41)	$(39)
Franchises	(207)	(201)

Gross deferred tax liabilities	(248)	(240)

Net deferred tax liabilities	$(213)	$(208)

As of December 31, 2005 and 2004, the Company has deferred tax assets of $86 million and $103 million, respectively, which primarily relate to net operating loss carryforwards of certain of its indirect corporate subsidiaries. These net operating loss carryforwards (generally expiring in years 2006 through 2025), are subject to certain return limitations. Valuation allowances of $51 million and $71 million exist with respect to these carryforwards as of December 31, 2005 and 2004, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that the deferred tax assets will be realized prior to the expiration of the tax net operating loss carryforwards in 2006 through 2025, except for those tax net operating loss carryforwards that may be subject to certain limitations. Because of the uncertainty associated in realizing the deferred tax assets associated with the potentially limited tax net operating loss carryforwards, valuation allowances have been established except for deferred tax assets available to offset deferred tax liabilities.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2002 and 2003. The results of the Company (excluding the Company’s indirect corporate subsidiaries) for these years are subject to this examination. Management does not expect the results of this examination to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

21. Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter provides management services for the cable systems owned or operated by its subsidiaries. The management services include such services as centralized customer billing services, data processing and related

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company’s operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations. Such costs totaled $212 million, $202 million and $210 million for the years ended December 31, 2005, 2004 and 2003, respectively. All other costs incurred on the behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements. For the years ended December 31, 2005, 2004 and 2003, the management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries. The Company’s credit facilities prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. In the event any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date it is paid.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to Charter’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter and Charter Holdco, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries to engage in any business transaction outside the cable transmission business except for certain existing approved investments. Charter, Charter Holdco or any of their subsidiaries may not pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, unless Mr. Allen consents to Charter or its subsidiaries engaging in the business transaction. The cable transmission business means the business of transmitting video, audio, including telephone, and data over cable systems owned, operated or managed by Charter, Charter Holdco or any of their subsidiaries from time to time.

Mr. Allen or his affiliates own or have owned equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV L.L.C. ("TechTV"), Oxygen Media Corporation ("Oxygen Media"), Digeo, Inc., Click2learn, Inc., Trail Blazer Inc., Action Sports Cable Network ("Action Sports") and Microsoft Corporation. In May 2004, TechTV was sold to an unrelated third party. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated ("Vulcan Ventures") and Vulcan Inc. and is the president of Vulcan Ventures. Ms. Jo Allen Patton is a director and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures. Mr. Lance Conn is Executive Vice President of Vulcan Inc. and Vulcan Ventures. Mr. Savoy was a vice president and a director of Vulcan Ventures until his resignation in September 2003 and he resigned as a director of Charter in April 2004. The various cable, media, Internet and telephone companies in which Mr. Allen has invested may mutually benefit one another. The Company can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

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

The Company received or receives programming for broadcast via its cable systems from TechTV (now G4), Oxygen Media and Trail Blazers Inc. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2005, 2004 and 2003 were each less than 1% of total operating expenses.

Tech TV. The Company received from TechTV programming for distribution via its cable system pursuant to an affiliation agreement. The affiliation agreement provided, among other things, that TechTV must offer Charter

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

certain terms and conditions that are no less favorable in the affiliation agreement than are given to any other distributor that serves the same number of or fewer TechTV viewing customers. Additionally, pursuant to the affiliation agreement, the Company was entitled to incentive payments for channel launches through December 31, 2003.

In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provide for (i) Charter Holdco and TechTV to amend the affiliation agreement which, among other things, revises the description of the TechTV network content, provides for Charter Holdco to waive certain claims against TechTV relating to alleged breaches of the affiliation agreement and provides for TechTV to make payment of outstanding launch receivables due to Charter Holdco under the affiliation agreement, (ii) Vulcan Programming to pay approximately $10 million and purchase over a 24-month period, at fair market rates, $2 million of advertising time across various cable networks on Charter cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and in settlement of the aforementioned claims and (iii) TechTV to be a provider of content relating to technology and video gaming for Charter's interactive television platforms through December 31, 2006 (exclusive for the first year). For the years ended December 31, 2005 and 2004, the Company recognized approximately $1 million and $5 million, respectively, of the Vulcan Programming payment as an offset to programming expense.

Oxygen. Oxygen Media LLC ("Oxygen") provides programming content aimed at the female audience for distribution over cable systems and satellite. On July 22, 2002, Charter Holdco entered into a carriage agreement with Oxygen whereby the Company agreed to carry programming content from Oxygen. Under the carriage agreement, the Company currently makes Oxygen programming available to approximately 5 million of its video customers. In August 2004, Charter Holdco and Oxygen entered into agreements that amended and renewed the carriage agreement. The amendment to the carriage agreement (a) revised the number of the Company's customers to which Oxygen programming must be carried and for which the Company must pay, (b) released Charter Holdco from any claims related to the failure to achieve distribution benchmarks under the carriage agreement, (c) required Oxygen to make payment on outstanding receivables for launch incentives due to the Company under the carriage agreement; and (d) requires that Oxygen provide its programming content to the Company on economic terms no less favorable than Oxygen provides to any other cable or satellite operator having fewer subscribers than the Company. The renewal of the carriage agreement (a) extends the period that the Company will carry Oxygen programming to its customers through January 31, 2008, and (b) requires license fees to be paid based on customers receiving Oxygen programming, rather than for specific customer benchmarks. For the years ended December 31, 2005, 2004 and 2003, the Company paid Oxygen approximately $9 million, $13 million and $9 million, respectively. In addition, Oxygen pays the Company launch incentives for customers launched after the first year of the term of the carriage agreement up to a total of $4 million. The Company recorded approximately $0.1 million related to these launch incentives as a reduction of programming expense for the year ended December 31, 2005 and $1 million for each of the years ended December 31, 2004 and 2003, respectively.

In August 2004, Charter Holdco and Oxygen also amended the equity issuance agreement to provide for the issuance of 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco on February 1, 2005 in place of the $34 million of unregistered shares of Oxygen Media common stock required under the original equity issuance agreement. Oxygen Media delivered these shares in March 2005. The preferred stock is convertible into common stock after December 31, 2007 at a conversion ratio, the numerator of which is the liquidation preference and the denominator which is the fair market value per share of Oxygen Media common stock on the conversion date.

The Company recognized the guaranteed value of the investment over the life of the carriage agreement as a reduction of programming expense. For the years ended December 31, 2005, 2004 and 2003, the Company recorded approximately $2 million, $13 million, and $9 million, respectively, as a reduction of programming expense. The carrying value of the Company’s investment in Oxygen was approximately $33 million and $32 million as of December 31, 2005 and 2004, respectively.

Digeo, Inc. In March 2001, Charter Communications Ventures, LLC ("Charter Ventures") and Vulcan Ventures formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo. In connection with

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures. The equity interest is subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. After Vulcan Ventures recovers its amount contributed and any cumulative loss allocations, Charter Ventures has a 100% profit interest in DBroadband Holdings, LLC. Charter Ventures is not required to make any capital contributions, including capital calls to Digeo. DBroadband Holdings, LLC is therefore not included in the Company’s consolidated financial statements. Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return. Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf.

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

On September 28, 2002, Charter entered into a second amendment to its broadband carriage agreement with Digeo Interactive. This amendment superseded the amendment of September 27, 2001. It provided for the development by Digeo Interactive of future features to be included in the Basic i-TV service to be provided by Digeo and for Digeo’s development of an interactive "toolkit" to enable Charter to develop interactive local content. Furthermore, Charter could request that Digeo Interactive manage local content for a fee. The amendment provided for Charter to pay for development of the Basic i-TV service as well as license fees for customers who would receive the service, and for Charter and Digeo to split certain revenues earned from the service. The Company paid Digeo Interactive approximately $3 million, $3 million and $4 million for the years ended December 31, 2005, 2004 and 2003, respectively, for customized development of the i-channels and the local content tool kit. This amendment expired pursuant to its terms on December 31, 2003. Digeo Interactive is continuing to provide the Basic i-TV service on a month-to-month basis.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder ("DVR"') units. The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004. Under the license agreement Digeo Interactive granted to Charter Holdco the right to use Digeo's proprietary software for the number of DVR units that Charter deployed from a maximum of 10 headends through year-end 2004. This maximum number of headends restriction was expanded and eventually eliminated through successive agreement amendments and the date for entering into license agreements for units deployed was extended. The license granted for each unit deployed under the agreement is valid for five years. In addition, Charter will pay certain other fees including a per-headend license fee and maintenance fees. Maximum license and maintenance fees during the term of the agreement are expected to be approximately $7 million. The agreement provides that Charter is entitled to receive contract terms, considered on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer. The Company paid approximately $1 million in license and maintenance fees in 2005.

In April 2004, the Company launched DVR service using units containing the Digeo software in its Rochester, Minnesota market using a broadband media center that is an integrated set-top terminal with a cable converter, DVR hard drive and connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras).

In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units. The term sheet provided that the parties would proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the development, testing and purchase of the DVR units and that the parties would enter into a license agreement for Digeo's proprietary software on terms substantially similar to the terms of the license agreement described above. In November 2004, Charter Holdco and Digeo Interactive executed the license agreement and in December 2004, the parties executed the purchase

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

agreement, each on terms substantially similar to the binding term sheet. Product development and testing has been completed. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million. The definitive agreements are terminable at no penalty to Charter in certain circumstances. The Company paid approximately $10 million and $1 million for the years ended December 31, 2005 and 2004, respectively, in capital purchases under this agreement.

CC VIII. As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC, Charter Holding’s indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen became the holder of the CC VIII interest, indirectly through an affiliate. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to a 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC's capital account and Mr. Allen's capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003).

An issue arose as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII interest following consummation of the Comcast put right. Thereafter, the board of directors of Charter formed a Special Committee of independent directors to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee determined that a "scrivener’s error" had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

Mr. Allen disagreed with the Special Committee’s determinations described above and so notified the Special Committee. Mr. Allen contended that the transaction was accurately reflected in the transaction documentation and contemporaneous and subsequent company public disclosures. The Special Committee and Mr. Allen determined to utilize the Delaware Court of Chancery's program for mediation of complex business disputes in an effort to resolve the CC VIII interest dispute.

As of October 31, 2005, Mr. Allen, the Special Committee, Charter, Charter Holdco and certain of their affiliates, agreed to settle the dispute, and execute certain permanent and irrevocable releases pursuant to the Settlement Agreement and Mutual Release agreement dated October 31, 2005 (the "Settlement"). Pursuant to the Settlement, Charter Investment, Inc. ("CII") has retained 30% of its CC VIII interest (the "Remaining Interests"). The Remaining Interests are subject to certain drag along, tag along and transfer restrictions as detailed in the revised CC VIII Limited Liability Company Agreement. CII transferred the other 70% of the CC VIII interest directly and indirectly, through Charter Holdco, to a newly formed entity, CCHC (a direct subsidiary of Charter Holdco and the direct parent of Charter Holdings). Of the 70% of the CC VIII preferred interests, 7.4% has been transferred by CII to CCHC for a subordinated exchangeable note with an initial accreted value of $48 million, accreting at 14%, compounded quarterly, with a 15-year maturity (the "Note"). The remaining 62.6% has been transferred by CII to Charter Holdco, in accordance with the terms of the settlement for no additional monetary consideration. Charter Holdco contributed the 62.6% interest to CCHC.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

As part of the Settlement, CC VIII issued approximately 49 million additional Class B units to CC V in consideration for prior capital contributions to CC VIII by CC V, with respect to transactions that were unrelated to the dispute in connection with CII’s membership units in CC VIII. As a result, Mr. Allen’s pro rata share of the profits and losses of CC VIII attributable to the Remaining Interests is approximately 5.6%.

The Note is exchangeable, at CII’s option, at any time, for Charter Holdco Class A Common units at a rate equal to the then accreted value, divided by $2.00 (the "Exchange Rate"). Customary anti-dilution protections have been provided that could cause future changes to the Exchange Rate. Additionally, the Charter Holdco Class A Common units received will be exchangeable by the holder into Charter common stock in accordance with existing agreements between CII, Charter and certain other parties signatory thereto. Beginning February 28, 2009, if the closing price of Charter common stock is at or above the Exchange Rate for a certain period of time as specified in the Exchange Agreement, Charter Holdco may require the exchange of the Note for Charter Holdco Class A Common units at the Exchange Rate.

CCHC has the right to redeem the Note under certain circumstances, for cash in an amount equal to the then accreted value, such amount, if redeemed prior to February 28, 2009, would also include a make whole up to the accreted value through February 28, 2009. CCHC must redeem the Note at its maturity for cash in an amount equal to the initial stated value plus the accreted return through maturity.

Charter’s Board of Directors has determined that the transferred CC VIII interests remain at CCHC.

Helicon. In 1999, the Company purchased the Helicon cable systems. As part of that purchase, Mr. Allen entered into a put agreement with a certain seller of the Helicon cable systems that received a portion of the purchase price in the form of a preferred membership interest in Charter Helicon, LLC with a redemption price of $25 million plus accrued interest. Under the Helicon put agreement, such holder had the right to sell any or all of the interest to Mr. Allen prior to its mandatory redemption in cash on July 30, 2009. On August 31, 2005, 40% of the preferred membership interest was put to Mr. Allen. The remaining 60% of the preferred interest in Charter Helicon, LLC remained subject to the put to Mr. Allen. Such preferred interest was recorded in other long-term liabilities. On October 6, 2005, Charter Helicon, LLC redeemed all of the preferred membership interest for the redemption price of $25 million plus accrued interest.

Certain related parties, including members of Charter’s board of directors and officers, hold interests in the Company’s senior notes and discount notes of approximately $60 million of face value at December 31, 2005.

22. Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2005 for its contractual obligations.

	Total	2006	2007	2008	2009	2010	Thereafter

Contractual Obligations
Operating and Capital Lease Obligations (1)	$94	$20	$15	$12	$10	$13	$24
Programming Minimum Commitments (2)	1,253	342	372	306	233	--	--
Other (3)	301	146	49	21	21	21	43

Total	$1,648	$508	$436	$339	$264	$34	$67

(1) The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2005, 2004 and 2003, were $23 million, $23 million and $30 million, respectively.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

(2) The Company pays programming fees under multi-year contracts ranging from three to ten years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statement of operations were $1.4 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2005, 2004 and 2003, respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) "Other" represents other guaranteed minimum commitments, which consist primarily of commitments to the Company’s billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•
The Company also rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2005, 2004 and 2003, was $46 million, $43 million and $40 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. The Company also pays other franchise related costs, such as public education grants under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $170 million, $164 million and $162 million for the years ended December 31, 2005, 2003 and 2002, respectively.

•
The Company also has $165 million in letters of credit, primarily to its various worker’s compensation, property casualty and general liability carriers as collateral for reimbursement of claims. These letters of credit reduce the amount the Company may borrow under its credit facilities.

Litigation

Securities Class Actions and Derivative Suits

In 2002 and 2003, Charter had a series of lawsuits filed against Charter and certain of its former and present officers and directors (collectively the "Actions"). In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects.

Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Actions. Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. On June 30, 2005, the Court issued its final approval of the settlements. At the end of September 2005, after the period for appeals of the settlements expired, Stipulations of Dismissal were filed with the Eighth Circuit Court of Appeals resulting in the dismissal of the two appeals with prejudice. Procedurally therefore, the settlements are final.

As amended, the Stipulations of Settlement provided that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which was to include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million was to be paid in cash (by Charter’s insurance carriers) and the $80 million balance was to be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. However, Charter had the right, in its sole discretion, to substitute cash for some or all of

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

the aforementioned securities on a dollar for dollar basis. Pursuant to that right, Charter elected to fund the $80 million obligation with 13.4 million shares of Charter Class A common stock (having an aggregate value of approximately $15 million pursuant to the formula set forth in the Stipulations of Settlement) with the remaining balance (less an agreed upon $2 million discount in respect of that portion allocable to plaintiffs’ attorneys’ fees) to be paid in cash. In addition, Charter had agreed to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million; however, by agreement with its carrier, Charter paid $4.5 million in cash in lieu of issuing such shares. As a result in 2004, the Company recorded an $85 million special charge on its consolidated statement of operations. Charter delivered the settlement consideration to the claims administrator on July 8, 2005, and it was held in escrow pending resolution of the appeals. Those appeals are now resolved.

In October 2001 and 2002, two class action lawsuits were filed against Charter alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were "cable ready." In April 2004, the parties participated in a mediation which resulted in settlement of the lawsuits. As a result of the settlement, we recorded a special charge of $9 million in our consolidated statement of operations in 2004. In December 2004 the court entered a written order formally approving that settlement.

Furthermore, the Company is also party to, other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or its liquidity.

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission ("FCC"), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

Future legislative and regulatory changes could adversely affect the Company’s operations, including, without limitation, additional regulatory requirements the Company may be required to comply with as it offers new services such as telephone.

23.	Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) plan totaling $6 million, $7 million and $7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

24. Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets — An Amendment of APB No. 29. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company adopted

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

this pronouncement effective April 1, 2005. The exchange transaction discussed in Note 3 was accounted for under this standard.

In December 2004, the FASB issued the revised SFAS No. 123, Share — Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will be effective for the Company beginning January 1, 2006. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the Company does not expect this revised standard to have a material impact on its financial statements.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This pronouncement is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation did not have a material impact on the Company’s financial statements.

Charter does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s accompanying financial statements.

25. Parent Company Only Financial Statements

As the result of limitations on, and prohibitions of, distributions, substantially all of the net assets of the consolidated subsidiaries are restricted from distribution to Charter Holdings, the parent company. The following condensed parent-only financial statements of Charter Holdings account for the investment in its subsidiaries under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

Charter Communications Holdings, LLC (Parent Company Only)
Condensed Balance Sheet

	December 31,
	2005	2004
ASSETS
Accounts receivable	$--	$11
Receivables from related party	24	11
Investment in subsidiaries	--	4,913
Other assets	14	94

Total assets	$38	$5,029

LIABILITIES AND MEMBER’S DEFICIT
Current liabilities	$42	$163
Long-term debt	1,746	8,579
Losses in excess of investment	2,812	--
Member’s deficit	(4,562)	(3,713)

Total liabilities and member’s deficit	$38	$5,029

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Condensed Statement of Operations

	Year Ended December 31,
	2005	2004	2003

Interest expense	$(711)	$(892)	$(941)
Gain on extinguishment of debt	520	--	187
Equity in losses of subsidiaries	(615)	(3,506)	(15)
Other, net	--	(1)	(1)

Net loss	$(806)	$(4,399)	$(770)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(806)	$(4,399)	$(770)
Noncash interest expense	179	288	372
Equity in losses of subsidiaries	615	3,506	15
Gain on extinguishment of debt	(521)	--	(187)
Other, net	--	2	--
Changes in operating assets and liabilities	(111)	25	(5)

Net cash flows from operating activities	(644)	(578)	(575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	--	--	(8)
Investment in subsidiaries	--	--	(10)
Repayment on loans to subsidiaries	--	--	59

Net cash flows from investing activities	--	--	41

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions from subsidiaries	644	578	561
Distributions to parent companies	--	--	(27)

Net cash flows from financing activities	644	578	534

NET CHANGE IN CASH AND CASH EQUIVALENTS	--	--	--
CASH AND CASH EQUIVALENTS, beginning of year	--	--	--

CASH AND CASH EQUIVALENTS, end of year	$--	$--	$-

26.	Consolidating Schedules

As discussed in Note 2, in September 2005, Charter Holdings’ subsidiaries, CIH and CCH I, issued $6.1 billion principal amount of new debt securities in exchange for $6.8 billion principal amount of old Charter Holdings notes.

The new notes are unsecured obligations of CIH and CCH I, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Charter Holdings.  The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10,

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Financial Statements of Guarantors and Affiliates Whose Securities Collateralize an Issue Registered or Being Registered. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

In 2005 and 2003, respectively, Charter Holdings entered into a series of transactions and contributions which had the effect of creating CIH, CCH I and CCH II as intermediate holding companies. The creation of these holding companies has each been accounted for as reorganizations of entities under common control. Accordingly, the accompanying financial schedules present the historical financial condition and results of operations of CIH and CCH I as if the respective entities existed for all periods presented. Condensed consolidating financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 follow.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Balance Sheet
As of December 31, 2005

	Charter Holdings	CIH	CCH I	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$3	$8	$3	$--	$14
Accounts receivable, net	--	--	--	212	--	212
Receivables from related party	24	--	--	--	(24)	--
Prepaid expenses and other current assets	--	--	--	22	--	22
Total current assets	24	3	8	237	--	248

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	5,800	--	5,800
Franchises, net	--	--	--	9,826	--	9,826
Total investment in cable properties, net	--	--	--	15,626	--	15,626

INVESTMENT IN SUBSIDIARIES	--	--	3,402	--	(3,402)	--

OTHER NONCURRENT ASSETS	14	21	45	238	--	318

Total assets	$38	$24	$3,455	$16,101	$(3,426)	$16,192

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$42	$24	$107	$923	$--	$1,096
Payables to related party	--	2	3	102	(24)	83
Total current liabilities	42	26	110	1,025	(24)	1,179

LONG-TERM DEBT	1,746	2,472	3,683	10,624	--	18,525
LOANS PAYABLE - RELATED PARTY	--	--	--	22	--	22
DEFERRED MANAGEMENT FEES - RELATED PARTY	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	392	--	392
LOSSES IN EXCESS OF INVESTMENT	2,812	338	--	--	(3,150)	--
MINORITY INTEREST	--	--	--	622	--	622

MEMBER’S EQUITY (DEFICIT):
Member’s equity (deficit)	(4,562)	(2,812)	(338)	3,400	(252)	(4,564)
Accumulated other comprehensive income	--	--	--	2	--	2

Total member’s equity (deficit)	(4,562)	(2,812)	(338)	3,402	(252)	(4,562)

Total liabilities and member’s equity (deficit)	$38	$24	$3,455	$16,101	$(3,426)	$16,192

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Balance Sheet
As of December 31, 2004

	Charter Holdings	CIH	CCH I	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$--	$--	$546	$--	$546
Accounts receivable, net	11	--	--	175	--	186
Receivables from related party	11	--	--	--	(11)	--
Prepaid expenses and other current assets	--	--	--	20	--	20
Total current assets	22	--	--	741	(11)	752

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	6,110	--	6,110
Franchises, net	--	--	--	9,878	--	9,878
Total investment in cable properties, net	--	--	--	15,988	--	15,988

INVESTMENT IN SUBSIDIARIES	4,913	4,913	4,913	--	(14,739)	--

OTHER NONCURRENT ASSETS	94	--	--	250	--	344

Total assets	$5,029	$4,913	$4,913	$16,979	$(14,750)	$17,084

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$163	$--	$--	$949	$--	$1,112
Payables to related party	--	--	--	30	(11)	19
Total current liabilities	163	--	--	979	(11)	1,131

LONG-TERM DEBT	8,579	--	--	9,895	--	18,474
LOANS PAYABLE - RELATED PARTY	--	--	--	29	--	29
DEFERRED MANAGEMENT FEES - RELATED PARTY	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	493	--	493
MINORITY INTEREST	--	--	--	656	--	656

MEMBER’S EQUITY (DEFICIT):
Member’s equity (deficit)	(3,713)	4,913	4,913	4,928	(14,739)	(3,698)
Accumulated other comprehensive loss	--	--	--	(15)	--	(15)

Total member’s equity (deficit)	(3,713)	4,913	4,913	4,913	(14,739)	(3,713)

Total liabilities and member’s equity (deficit)	$5,029	$4,913	$4,913	$16,979	$(14,750)	$17,084

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the year ended December 31, 2005

	Charter Holdings	CIH	CCH I	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$5,254	$--	$5,254

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	2,293	--	2,293
Selling, general and administrative	--	--	--	1,034	--	1,034
Depreciation and amortization	--	--	--	1,499	--	1,499
Asset impairment charges	--	--	--	39	--	39
Loss on sale of assets	--	--	--	6	--	6
Option compensation expense, net	--	--	--	14	--	14
Hurricane asset retirement loss	--	--	--	19	--	19
Special charges, net	--	--	--	7	--	7

	--	--	--	4,911	--	4,911

Income from operations	--	--	--	343	--	343

OTHER INCOME AND EXPENSES:
Interest expense, net	(711)	(72)	(98)	(858)	--	(1,739)
Gain on derivative instruments and hedging activities, net	--	--	--	50	--	50
Gain (loss) on extinguishment of debt	520	(8)	(12)	(6)	--	494
Other, net	--	--	--	22	--	22
Equity in income (losses) of subsidiaries	(615)	(535)	(425)	--	1,575	--

	(806)	(615)	(535)	(792)	1,575	(1,173)

Loss before minority interest and income taxes	(806)	(615)	(535)	(449)	1,575	(830)

MINORITY INTEREST	--	--	--	33	--	33

Loss before income taxes	(806)	(615)	(535)	(416)	1,575	(797)

INCOME TAX EXPENSE	--	--	--	(9)	--	(9)

Net loss	$(806)	$(615)	$(535)	$(425)	$1,575	$(806)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the year ended December 31, 2004

	Charter Holdings	CIH	CCH I	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$4,977	$--	$4,977

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	2,080	--	2,080
Selling, general and administrative	--	--	--	971	--	971
Depreciation and amortization	--	--	--	1,495	--	1,495
Impairment of franchises	--	--	--	2,433	--	2,433
Gain on sale of assets	--	--	--	(86)	--	(86)
Option compensation expense, net	--	--	--	31	--	31
Special charges, net	--	--	--	104	--	104
Unfavorable contracts and other settlements	--	--	--	(5)	--	(5)

	--	--	--	7,023	--	7,023

Loss from operations	--	--	--	(2,046)	--	(2,046)

OTHER INCOME AND EXPENSES:
Interest expense, net	(892)	--	--	(726)	--	(1,618)
Gain on derivative instruments and hedging activities, net	--	--	--	69	--	69
Loss on extinguishment of debt	--	--	--	(21)	--	(21)
Other, net	(1)	--	--	3	--	2
Equity in income (losses) of subsidiaries	(3,506)	(3,506)	(3,506)	--	10,518	--

	(4,399)	(3,506)	(3,506)	(675)	10,518	(1,568)

Loss before minority interest, income taxes and cumulative effect of accounting change	(4,399)	(3,506)	(3,506)	(2,721)	10,518	(3,614)

MINORITY INTEREST	--	--	--	20	--	20

Loss before income taxes and cumulative effect of accounting change	(4,399)	(3,506)	(3,506)	(2,701)	10,518	(3,594)

INCOME TAX BENEFIT	--	--	--	35	--	35

Loss before cumulative effect of accounting change	(4,399)	(3,506)	(3,506)	(2,666)	10,518	(3,559)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	--	--	--	(840)	--	(840)

Net loss	$(4,399)	$(3,506)	$(3,506)	$(3,506)	$10,518	$(4,399)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the year ended December 31, 2003

	Charter Holdings	CIH	CCH I	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$4,819	$--	$4,819

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	1,952	--	1,952
Selling, general and administrative	--	--	--	940	--	940
Depreciation and amortization	--	--	--	1,453	--	1,453
Loss on sale of assets	--	--	--	5	--	5
Option compensation expense, net	--	--	--	4	--	4
Special charges, net	--	--	--	21	--	21
Unfavorable contracts and other settlements	--	--	--	(72)	--	(72)

	--	--	--	4,303	--	4,303

Loss from operations	--	--	--	516	--	516

OTHER INCOME AND EXPENSES:
Interest expense, net	(941)	--	--	(545)	--	(1,486)
Gain on derivative instruments and hedging activities, net	--	--	--	65	--	65
Gain on extinguishment of debt	187	--	--	--	--	187
Other, net	(1)	--	--	(9)	--	(10)
Equity in income (losses) of subsidiaries	(15)	(15)	(15)	--	45	--

	(770)	(15)	(15)	(489)	45	(1,244)

Loss before minority interest and income taxes	(770)	(15)	(15)	27	45	(728)

MINORITY INTEREST	--	--	--	(29)	--	(29)

Loss before income taxes	(770)	(15)	(15)	(2)	45	(757)

INCOME TAX EXPENSE	--	--	--	(13)	--	(13)

Net loss	$(770)	$(15)	$(15)	$(15)	$45	$(770)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2005

	Charter Holdings	CIH	CCH I	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(806)	$(615)	$(535)	$(425)	$1,575	$(806)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	--	--	--	(33)	--	(33)
Depreciation and amortization	--	--	--	1,499	--	1,499
Asset impairment charges	--	--	--	39	--	39
Loss on sale of assets, net	--	--	--	6	--	6
Option compensation expense, net	--	--	--	14	--	14
Hurricane asset retirement loss	--	--	--	19	--	19
Noncash interest expense	179	49	(2)	31	--	257
Gain on derivative instruments and hedging activities, net	--	--	--	(50)	--	(50)
(Gain) loss on extinguishment of debt	(521)	8	12	--	--	(501)
Equity in losses of subsidiaries	615	535	425	--	(1,575)	--
Deferred income taxes	--	--	--	3	--	3
Other, net	--	--	--	(22)	--	(22)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	10	--	--	(41)	--	(31)
Prepaid expenses and other assets	1	--	--	(7)	--	(6)
Accounts payable, accrued expenses and other	(110)	25	107	(66)	--	(44)
Receivables from and payables to related party, including deferred management fees	(12)	2	3	(83)	--	(90)

Net cash flows from operating activities	(644)	4	10	884	--	254

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	(1,088)	--	(1,088)
Change in accrued expenses related to capital expenditures	--	--	--	13	--	13
Proceeds from sale of assets	--	--	--	44	--	44
Purchases of investments	--	--	--	(1)	--	(1)
Investment in subsidiaries	--	--	--	16		16
Other, net	--	--	--	(2)	--	(2)

Net cash flows from investing activities	--	--	--	(1,018)	--	(1,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	1,207	--	1,207
Borrowings from related parties	--	--	--	140	--	140
Repayments of long-term debt	--	--	--	(1,107)	--	(1,107)
Repayments to parent companies	--	--	--	(147)	--	(147)
Proceeds from issuance of debt	--	--	--	294	--	294
Payments for debt issuance costs	--	(8)	(51)	(11)	--	(70)
Redemption of preferred interest	--	--	--	(25)	--	(25)
Distributions	644	7	49	(760)	--	(60)

Net cash flows from financing activities	644	(1)	(2)	(409)	--	232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	3	8	(543)	--	(532)
CASH AND CASH EQUIVALENTS, beginning of period	--	--	--	546	--	546

CASH AND CASH EQUIVALENTS, end of period	$--	$3	$8	$3	$--	$14

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2004

	Charter Holdings	CIH	CCH I	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,399)	$(3,506)	$(3,506)	$(3,506)	$10,518	$(4,399)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	--	--	--	(20)	--	(20)
Depreciation and amortization	--	--	--	1,495	--	1,495
Impairment of franchises	--	--	--	2,433	--	2,433
Gain on sale of assets	--	--	--	(86)	--	(86)
Option compensation expense, net	--	--	--	27	--	27
Special charges, net	--	--	--	85	--	85
Unfavorable contracts and other settlements	--	--	--	(5)	--	(5)
Noncash interest expense	288	--	--	27	--	315
Gain on derivative instruments and hedging activities, net	--	--	--	(69)	--	(69)
Equity in losses of subsidiaries	3,506	3,506	3,506	--	(10,518)	--
Loss on extinguishment of debt	--	--	--	18	--	18
Deferred income taxes	--	--	--	(42)	--	(42)
Cumulative effect of accounting change, net	--	--	--	840	--	840
Other, net	2	--	--	(5)	--	(3)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	1	--	--	(4)	--	(3)
Prepaid expenses and other assets	--	--	--	(4)	--	(4)
Accounts payable, accrued expenses and other	20	--	--	(103)	--	(83)
Receivables from and payables to related party, including deferred management fees	4	--	--	(72)	--	(68)

Net cash flows from operating activities	(578)	--	--	1,009	--	431

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	(893)	--	(893)
Change in accrued expenses related to capital expenditures	--	--	--	(33)	--	(33)
Proceeds from sale of systems	--	--	--	744	--	744
Purchases of investments	--	--	--	(6)	--	(6)
Other, net	--	--	--	(3)	--	(3)

Net cash flows from investing activities	--	--	--	(191)	--	(191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	3,147	--	3,147
Repayments of long-term debt	--	--	--	(4,860)	--	(4,860)
Repayments to parent companies	--	--	--	(8)	--	(8)
Proceeds from issuance of long-term debt	--	--	--	2,050	--	2,050
Payments for debt issuance costs	--	--	--	(108)	--	(108)
Distributions	578	--	--	(578)	--	--

Net cash flows from financing activities	578	--	--	(357)	--	221

NET INCREASE IN CASH AND CASH EQUIVALENTS	--	--	--	461	--	461
CASH AND CASH EQUIVALENTS, beginning of period	--	--	--	85	--	85

CASH AND CASH EQUIVALENTS, end of period	$--	$--	$--	$546	$--	$546

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2003

	Charter Holdings	CIH	CCH I	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(770)	$(15)	$(15)	$(15)	$45	$(770)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	--	--	--	29	--	29
Depreciation and amortization	--	--	--	1,453	--	1,453
Loss on sale of assets	--	--	--	5	--	5
Option compensation expense, net	--	--	--	4	--	4
Unfavorable contracts and other settlements	--	--	--	(72)	--	(72)
Noncash interest expense	372	--	--	38	--	410
Gain on derivative instruments and hedging activities, net	--	--	--	(65)	--	(65)
Equity in losses of subsidiaries	15	15	15	--	(45)	--
Gain on extinguishment of debt	(187)	--	--	--	--	(187)
Deferred income taxes	--	--	--	13	--	13
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(7)	--	--	69	--	62
Prepaid expenses and other assets	1	--	--	12	--	13
Accounts payable, accrued expenses and other	(6)	--	--	(103)	--	(109)
Receivables from and payables to related party, including deferred management fees	7	--	--	(47)	--	(40)

Net cash flows from operating activities	(575)	--	--	1,321	--	746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	(804)	--	(804)
Change in accrued expenses related to capital expenditures	--	--	--	(41)	--	(41)
Proceeds from sale of systems	--	--	--	91	--	91
Purchases of investments	(8)	--	--	--	--	(8)
Investment in subsidiaries	(10)	--	--	--	10	--
Repayment on loans to subsidiaries	59	--	--	--	(59)	--
Other, net	--	--	--	(3)	--	(3)

Net cash flows from investing activities	41	--	--	(757)	(49)	(765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	739	--	739
Repayments of long-term debt	--	--	--	(1,368)	(1)	(1,369)
Repayments to parent companies	--	--	--	(96)	60	(36)
Proceeds from issuance of long-term debt	--	--	--	530	(1)	529
Payments for debt issuance costs	--	--	--	(42)	--	(42)
Distributions	534	--	--	(552)	(9)	(27)

Net cash flows from financing activities	534	--	--	(789)	49	(206)

NET DECREASE IN CASH AND CASH EQUIVALENTS	--	--	--	(225)	--	(225)
CASH AND CASH EQUIVALENTS, beginning of period	--	--	--	310	--	310

CASH AND CASH EQUIVALENTS, end of period	$--	$--	$--	$85	$--	$85

27.	Subsequent Events

In February 2006, the Company signed two separate definitive agreements to sell certain cable television systems serving a total of approximately 316,000 analog video customers in West Virginia, Virginia, Illinois and Kentucky for a total of approximately $896 million. The closings of these transactions are expected to occur in the third quarter of 2006. Under the terms of the Bridge Loan, bridge availability will be reduced by the proceeds of asset sales. The Company expects to use the net proceeds from the asset sales to repay (but not reduce permanently) amounts outstanding under the Company’s revolving credit facility and that the asset sale proceeds, along with other existing sources of funds, will provide additional liquidity supplementing the Company’s cash availability in 2006 and beyond.